Form 10-K
period 1993-12-31
FIRST REPUBLIC BANCORP INC
filed 1994-03-31
CIK 770975

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993      COMMISSION FILE NUMBER: 0-15882
                               ----------------
                          FIRST REPUBLIC BANCORP INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               94-2964497
    (State or other jurisdiction of                (I.R.S., Employer
     incorporation or organization)               Identification No.)

     388 MARKET STREET, 2ND FLOOR,                       94111
           SAN FRANCISCO, CA                           (Zip Code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (415) 392-1400
                               ----------------
                                      Name of each exchange on which registered:
Securities registered pursuant to Section 12(b) of the Act:
                                                         New York Stock Exchange
Common Stock, $.01 par value
                                                                    and
7 1/4% Convertible Subordinated Debentures Due 2002       Pacific Stock Exchange
8 1/2% Subordinated Debentures Due 2008

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [   ]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K. [   ]

  The aggregate market value of the voting stock held by non affiliates of the registrant, based on the closing price of $15.25 for such stock on March 25, 1994 was $109,373,000.

  The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 25, 1994 was 7,755,244.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1993 are incorporated in Parts II and IV of the Form 10-K.

  Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 4, 1994 (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

  The index to Exhibits appears on page 34.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  First Republic Bancorp Inc. ("First Republic" and with its subsidiaries, the "Company") is a financial services holding company operating in California and Nevada. First Republic conducts its business primarily through a California-chartered, FDIC-insured, thrift and loan subsidiary, First Republic Thrift & Loan ("First Thrift"), and also a Nevada-chartered, FDIC-insured thrift and loan subsidiary, First Republic Savings Bank (together the "Thrifts") and a real estate loan origination subsidiary in Las Vegas, Nevada. The Company operates both as an originator of loans for its balance sheet and as a mortgage company, originating, holding or selling, and servicing mortgage loans.

  The Company is engaged in originating real estate secured loans for retention in the portfolios of the Thrifts. In addition, the Company operates as a mortgage banking company originating mortgage loans for sale to institutional investors in the secondary market. The Company also generates fee income by servicing mortgage loans for such institutional investors and other third parties. First Thrift's depository activities and advances from the Federal Home Loan Bank (the "FHLB") are its principal source of funds with loan principal repayments, sales of loans and capital contributions and advances from First Republic as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San Diego County, California and its lending activities are concentrated in the San Francisco, Los Angeles and Las Vegas areas. The San Francisco Bay Area, Los Angeles and San Diego County are among the wealthiest areas in California as measured by average housing costs and income per family. Las Vegas has been growing rapidly and has experienced significant inward migration as well as internal business growth.

  On December 10, 1993, First Republic acquired First Republic Savings Bank (formerly Silver State Thrift and Loan), when all of its outstanding common stock was acquired for a total purchase price of $1,414,000 in cash. As a result of this acquisition, accounted for as a purchase transaction, the Company has recorded goodwill of $105,000 at December 31, 1993. At the date of acquisition, First Republic Savings Bank's assets consisted primarily of cash of $684,000 and loans of $1,416,000 and its deposits were $762,000. On January 18, 1994, this entity relocated to Las Vegas, Nevada and was renamed First Republic Savings Bank.

LENDING ACTIVITIES

  The Company's loan portfolio primarily consists of loans secured by single family residences, multifamily buildings and seasoned commercial real estate properties. Currently, the Company's strategy is to focus on the origination of single family and multifamily mortgage loans and to limit the origination of commercial mortgage loans. A substantial portion of single family loans is originated for sale in the secondary market, whereas historically a small percentage of apartment and commercial loans has been sold. From its inception in 1985 through December 31, 1993, the Company originated approximately $3.6 billion of loans, of which approximately $1.5 billion were sold to investors.

  The Company has emphasized the retention of adjustable rate mortgages ("ARMs") in its loan portfolio. At December 31, 1993, over 87% of the Company's loans were adjustable rate or were due within one year. If interest rates rise, payments on ARMs increase, which may be financially burdensome to some borrowers. Subject to market conditions, however, the Company's ARMs generally provide for a life cap that is 5% to 6% above the initial interest rate as well as periodic caps on the rates to which an ARM can increase from its initial interest rate, thereby protecting borrowers from unlimited interest rate increases. Also, the ARMs offered by the Company often carry fixed rates of interest during the initial three-, six- or twelve-month periods which are below the rate determined by the index at the time of origination plus the contractual margin. Certain ARMs contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. The amount of any shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed by the borrower from that which was originally advanced. At December 31, 1993, the amount of loans with the potential for negative amortization held by the Company was approximately 4.8% of total loans and the amount of loans which had experienced increases in principal balance was approximately 0.5% of total loans.

  The Company focuses on originating loans secured by a limited number of property types, located in specific geographic areas. The Company's loans are of sufficient average size to justify executive management's involvement in most transactions. The Company's executive loan committee reviews all loan applications and approves all lending decisions. Substantially all properties are visited by the originating loan officer, and generally, an additional visit is made by one of the members of the Executive Loan Committee, either the President, the Executive Vice President, or another Vice President who is an underwriting officer prior to loan closing. Approximately 80% of the Company's loans are secured by properties located within 20 miles of one of the Company's offices.

  The Company utilizes third-party appraisers for appraising the properties on which it makes loans. These appraisers are chosen from a small group of appraisers approved by the Company for specific types of properties and geographic areas. In the case of single family home loans in excess of $1,500,000, two appraisals are generally required and the Company utilizes the lower of the two appraised values for underwriting purposes. The Company's focus on loans secured by a limited number of property types located in specific geographic areas enables management to maintain a continually updated knowledge of collateral values in the areas in which the Company operates. The Company's policy generally is not to exceed an 80% loan-to-value ratio on single family loans without mortgage insurance. The Company applies stricter loan-to-value ratios as the size of the loan increases. Under the Company's policies, an appraisal is obtained on all multifamily and commercial loans and the loan-to-value ratios generally do not exceed 75% for multifamily loans and 70% for commercial real estate loans.

  The Company applies its collection policies uniformly to both its portfolio loans and loans serviced for others. It is the Company's policy to discuss each loan with one or more past due payments at a weekly meeting of all lending personnel. The Company has policies requiring rapid notification of delinquency and the prompt initiation of collection actions. The Company primarily utilizes loan officers and senior management in its collection activities in order to maximize attention and efficiency.

  In 1992, the Company implemented procedures requiring annual or more frequent asset reviews of its multifamily and commercial real estate loans. As part of these asset review procedures, recent financial statements on the property and/or borrower are analyzed to determine the current level of occupancy, revenues and expenses as well as to investigate any deterioration in the value of the real estate collateral or in the borrower's financial condition since origination or the last review. Upon completion, an evaluation or grade is assigned to each loan. These asset review procedures provide management with additional information for assessing its asset quality.

  Also, since September 1992, the Company has maintained an insurance policy to cover a portion of the risk of loss that might result from earthquake damage to properties securing real estate mortgage loans in its loan portfolio. Under a policy extending until August 1994, the Company is self-insuring for the first $12,500,000 of any loss as a result of damages to underlying collateral and the insurance policy covers up to an additional $8,000,000. In connection with obtaining this insurance coverage, the Company was assisted by an engineering consulting firm which analyzed the location and construction attributes of certain of the properties that secure the Company's loans. For additional information regarding the effect of the January 17, 1994 earthquake on the Company's loans in the Los Angeles area, see "Asset Quality--Event Subsequent to December 31, 1993."

  At December 31, 1993, single family real estate secured loans, including home equity loans, represented $608,489,000, or 48% of the Company's loan portfolio. Approximately 72% of these loans were in the San Francisco Bay Area, and approximately 22% were in the Los Angeles area. The Company's strategy has been to lend to borrowers who are successful professionals, business executives, or entrepreneurs and who are buying or refinancing homes in metropolitan communities. Many of the borrowers have high liquidity and substantial net worths, and are not first-time home buyers. These are loans secured by single family detached homes, condominiums, cooperative apartments, and two-to-four unit properties. At December 31, 1993, the average single family loan amount was approximately $613,000 and the approximate average loan-to-value ratio was 65%, using appraised values at the time of loan origination and current loan balances outstanding.

  Due to the Company's focus on upper-end home mortgage loans, the number of single family loans originated is limited (approximately 1,450 for 1993), allowing the loan officers and executive management to apply the Company's underwriting criteria to each loan. Repeat customers or their direct referrals account for the most important source of the loans originated by the Company.

  At December 31, 1993, loans secured by multifamily properties totaled $387,757,000, or 31% of the Company's loan portfolio. The loans are predominantly on older buildings in the urban neighborhoods of San Francisco and Los Angeles. Approximately 39% of the properties securing the Company's multifamily loans were in the San Francisco Bay Area, approximately 27% were in Los Angeles County, approximately 6% were in other California areas and approximately 28% were in Clark County (Las Vegas). The buildings are generally seasoned operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated; the properties are generally close to employment opportunities; and rent levels are generally low to moderate. Typically, the borrowers are property owners who are experienced at operating such type of buildings. At December 31, 1993, the average multifamily mortgage loan size was approximately $1,212,000 and the approximate loan-to-value ratio was 64%, using appraised values at the time of origination and current loan balances outstanding.

  The Company actively engaged in commercial real estate lending from its formation in 1985; however, from May 1992 through December 31, 1993, in response to economic conditions, the Company entered into a limited number of commitments to make new commercial real estate loans. The Company has not made and does not make commercial real estate construction and development loans. The real estate securing the Company's existing commercial real estate loans includes a wide variety of property types, such as office buildings, smaller shopping centers, owner-user office/warehouses, residential hotels, motels, mixed-use residential/commercial, and retail properties. At the time of loan closing, the properties are generally completed and occupied. They are generally older properties located in metropolitan areas with approximately 74% in the San Francisco Bay Area, approximately 13% in Los Angeles County, approximately 4% in other California areas and approximately 7% in Las Vegas. At December 31, 1993, the average loan size was less than $1,000,000 and the approximate average loan-to-value ratio was 56%, using appraised values at the time of loan origination and current balances outstanding. The total amount of such loans outstanding on December 31, 1993, was $229,914,000, or 18% of the Company's loan portfolio, compared to $204,611,000, or 19% at December 31, 1992.

  Since May 1990, the Company has originated construction loans secured by single family and multifamily residential properties and permanent mortgage loans primarily secured by multifamily and single family properties in the Las Vegas, Nevada vicinity. In 1993, such loan originations were approximately $146,200,000 and approximately $102,400,000 of such loans were repaid, compared to approximately $128,100,000 of loan originations and $73,300,000 of such loans that were repaid in 1992. Generally, residential construction loans are short-term in nature and are repaid upon completion or ultimate sale of the properties. At December 31, 1993, the outstanding balance of the Company's construction loans was $20,219,000, or 2% of total loans. Construction loans are made only in Las Vegas by an experienced lending team. As a method for limiting this type of business, the Company's Board of Directors has approved a current limit of $78,710,000 of total commitments on single family for sale tracts and a maximum outstanding balance of $3,500,000 at any time per development. Total outstanding single family construction loans on 38 separate projects were $14,512,000 at December 31, 1993 with total additional committed loan amounts of $25,896,000. The Company also has loans to four separate borrowers on four separate multifamily properties under construction in Las Vegas totalling $5,707,000 and has issued permanent take-out commitments of up to $20,770,000 on these multifamily projects, conditioned upon the completion of construction, satisfactory occupancy and rental rates, and certain other requirements.

  For construction loans, a voucher system is used for all disbursements. For each disbursement, an independent inspection service is utilized to report the progress and percentage of completion of the project. In addition to these inspections, regular biweekly inspections of all projects are performed by senior management of First Republic Savings Bank. Checks are made payable to the various subcontractors and material suppliers, after they have waived their labor and/or material lien release rights. The request for payment, via vouchers, is compared to the individual line item in the approved construction budget to ensure that the disbursements do not exceed the percentage of completion as reported by a third party inspection service. All vouchers must be approved by management prior to being processed for payment.

  In 1991, the Company began purchasing seasoned performing multifamily and commercial real estate loans. Such loans met the Company's normal underwriting standards, were generally located in the Company's primary lending areas, and were purchased at a discount to their face value. Prior to the purchase of these loans, management conducted a property visit and applied the Company's underwriting procedures as if a new loan were being originated. The Company purchased loans totalling $70,307,000 in 1991, $12,342,000 in the first quarter of 1992, including some single family real estate loans, and $5,440,000 in 1993. The Company currently has no specific plans to make additional purchases of loans, but may do so in the future if attractive opportunities are presented.

  Since 1989, First Thrift has offered a home equity line of credit program, with loans secured by first or second deeds of trust on owner-occupied primary residences. At December 31, 1993, the outstanding balance due under home equity lines of credit was $31,213,000 and the unused remaining balance was $39,243,000. These loans carry interest rates which vary with the prime rate and may be drawn down and repaid during the first 10 years, after which the outstanding balance converts to a fully-amortizing loan for the next 15 years.

  Commercial business loans are generally secured by a mix of real estate, equipment, inventory and receivables, are primarily adjustable rate in nature, and are typically made to small businesses. These loans generally have maturities of 60 months. The yields on these small business loans are typically greater than the yields on real estate secured loans, and the difference in such yields reflects a marketplace assessment of the relative risks to the lender associated with each type of loan. At December 31, 1993, the Company had approximately 139 commercial business loans with an aggregate balance of $8,346,000, which accounted for less than 1% of the Company's loan portfolio. Additionally, certain of the Company's deposit customers have obtained loans which are fully secured by their thrift certificate balances. These loans totalled $812,000 at December 31, 1993.

  The following table presents an analysis of the Company's loan portfolio at December 31, 1993 by property type and geographic location. The table does not include amounts which the Company is committed to lend but which are undisbursed.

                                                     OTHER
                         SAN FRANCISCO LOS ANGELES CALIFORNIA LAS VEGAS                      PERCENT
                           BAY AREA      COUNTY      AREAS     NEVADA    OTHER     TOTAL     BY TYPE
                         ------------- ----------- ---------- ---------  ------  ----------  -------
                                                      (IN THOUSANDS)
PROPERTY TYPE:
Single family (1-4         $437,122     $134,445    $25,120   $  7,228   $4,574  $  608,489    48.4%
units)(1)...............
Multifamily (5+ units)..    149,905      105,351     22,086    110,415      --      387,757    30.9
Commercial real estate..    170,318       29,238      9,603     17,006    3,749     229,914    18.3
Construction loans......        --           --         --      20,219      --       20,219     1.6
Commercial Business and         592        7,377      1,170        519       21       9,679     0.8
other...................
                           --------     --------    -------   --------   ------  ----------   -----
    Total...............   $757,937     $276,411    $57,979   $155,387   $8,344  $1,256,058   100.0%
                           ========     ========    =======   ========   ======  ==========   =====
Percent by location.....       60.3%        22.0%       4.6%      12.4%     0.7%      100.0%

- --------
(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.

MORTGAGE BANKING OPERATIONS

  In addition to originating loans for its own portfolio, the Company participates in secondary mortgage market activities by selling whole loans and participations in loans to FNMA and FHLMC and various institutional purchasers such as insurance companies, mortgage conduits and savings and loan associations. Mortgage banking operations are conducted primarily by First Thrift, and to a lesser extent, by First Republic Mortgage, Inc. Secondary market sales allow the Company to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which the Company does not choose to retain in its loan portfolio.

  The following table sets forth the amount of loans originated and purchased by the Company and the amount of loans sold to institutional investors in the secondary market.

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
MORTGAGE BANKING ACTIVITY:
Loans originated.................................... $944,796 $826,201 $444,503
Loans purchased.....................................    5,447   12,342   70,307
                                                     -------- -------- --------
Total loans originated and purchased................ $950,243 $838,543 $514,810
                                                     ======== ======== ========
Loans sold.......................................... $425,475 $373,551 $119,961

  The secondary market for mortgage-backed loans is comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, the Company tailors certain real estate loan programs to meet the specifications of particular institutional investors. The Company retains a portion of the loan origination fee (points) paid by the borrower and receives annual servicing fees as compensation for retaining responsibility for the servicing of all loans sold to institutional investors. See "--Loan Servicing." The sale of substantially all loans to institutional investors is nonrecourse to the Company; however, the Company has on one occasion retained a subordinated interest in loans sold to an institutional investor of which at December 31, 1993, $431,000 remained outstanding. From its inception, through December 31, 1993, the Company has sold approximately $1.5 billion of loans to investors, substantially all nonrecourse, and has retained the servicing on all such loans except for a limited amount of FHA/VA loans sold servicing released.

  The Company sold loans to six institutional investors in 1991, to ten institutional investors in 1992 and to eight institutional investors in 1993. The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and the Company's relationship with the institutional investor. The majority of the Company's sales of multifamily and commercial real estate loans have been made pursuant to individually negotiated whole loan or participation sales agreements for individual loans or for a package of such loans. In the case of single family residential loans, the Company obtains in advance formal commitments under which the investors are committed to purchase up to a specific dollar amount of whole loans over a specified period of time. The terms of the commitments vary with each institutional investor and generally range from two months to one year. The fees paid for such commitments also vary with each investor and by the length of such commitment. Informal commitments are normal in the industry for multifamily and commercial loans, although the Company did not sell any new loans secured by multifamily or commercial properties in 1993 or 1992. Management expects to enter into additional formal and informal commitments in the future as it develops working relationships with additional institutional investors; however, an unstable interest rate environment could make it difficult for the Company to obtain commitments for the sale of loans with acceptable terms on a timely basis. Loans are classified as held for sale when the Company is waiting for purchase by an investor under a flow program or is negotiating for the sale of specific loans which meet selected criteria to a specific investor.

  Underwriting criteria established by investors in adjustable and fixed rate single family residential loans generally include the following: maturities of 15 to 30 years, a loan-to-value ratio no greater than 90% (which percentage generally decreases as the size of the loan increases and is limited to 80% unless there is mortgage insurance on the loan), the liquidity of the borrower's other assets and the borrower's ability to service the debt out of income. Interest rates on adjustable rate loans are adjusted semiannually or annually primarily on the basis of either the One-Year Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Board Cost of Funds Index. Some loans may be fixed for an initial period of up to several years and become adjustable thereafter. Except for the amount of the loan, the underwriting standards of the investors generally conform to certain requirements established by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Underwriting criteria established by investors in multifamily and commercial real estate loans generally include the following: maturities of 10 to 30 years, with a 25 to 30 year amortization schedule, a loan-to-value ratio no greater than 75% and a debt coverage ratio (based on the property's cash flow) of 1-to-1. Loans sold in the secondary market are generally secured by a first deed of trust.

LOAN SERVICING

  The Company has retained the servicing on all non-government loans sold to institutional investors, thereby generating ongoing servicing revenues. Also, in 1990 and, to a lesser extent, in 1991, it purchased mortgage servicing rights on the open market. The Company's mortgage servicing portfolio was $814.5 million and $781.6 million at December 31, 1993 and 1992, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections as required of the mortgaged property, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. Management believes that the quality of its loan servicing capability is a factor which permits it to sell its loans in the secondary market and to purchase servicing rights at competitive prices.

  The Company receives fees for servicing mortgage loans, ranging generally from 0.125% to 1.25% per annum on the declining principal balances of the loans. The average service fee collected by the Company was 0.38% for 1993, 0.41% for 1992 and 0.42% for 1991. Servicing fees are collected and retained by the Company out of monthly mortgage payments. The Company's servicing portfolio is subject to reduction by reason of normal amortization and prepayment or liquidation of outstanding loans. A significant portion of the loans serviced by the Company have outstanding balances of greater than $200,000, and at December 31, 1993 approximately 55% were adjustable rate mortgages. The weighted-average mortgage loan note rate of the Company's servicing portfolio at December 31, 1993 was 6.54% for ARMs and 7.90% for fixed rate loans. Many of the existing servicing programs provide for full payments of principal and interest to be remitted by the Company, as servicer, to the investor, whether or not received from the borrower. Upon ultimate collection, including the sale of foreclosed property, the Company is entitled to recover any such advances plus late charges prior to payment to the investor.

  The Company accounts for revenue from the sale of loans where servicing is retained in conformity with the requirements of Statement of Financial Accounting Standards No. 65. Gains and losses are recognized at the time of sale by comparing sales price with carrying value. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. Premiums are calculated as the present value of excess service fees expected to be collected in future periods and are amortized over the estimated life of the loans, based on market factors, including estimated prepayments. The Company adjusts the premium on the sale of loans on a quarterly basis to reflect actual prepayments on the underlying loan portfolio. At December 31, 1993, this asset (reported as "premium on sale of loans" and included in the Company's balance sheet as "Other Assets") was $903,000 as compared to $1,454,000 at December 31, 1992.

  "Purchased servicing rights" represent the carrying cost of bulk purchases of servicing rights and are also included in the Company's balance sheet as "Other Assets." These carrying costs are amortized in proportion to, and over the period of, estimated net servicing income. No significant servicing rights were purchased in bulk prior to June 1990. Servicing rights on $443,000,000 of loans were purchased at a cost of $4,417,000 in early 1991 and the last half of 1990. No servicing rights were purchased in 1993 or 1992. At purchase, the underlying loans had an average balance of approximately $200,000, and approximately 75% carried fixed interest rates averaging 10.2%. The purchases were made to expand the Company's portfolio of loans serviced for others, allowing the more effective use of the existing servicing capacity and resulting in increased efficiency on a per loan basis. In order to hedge against the possible loss of servicing income that might result from a more rapid than anticipated prepayment of the underlying loans in the event of a significant decline in interest rates from purchase until May 1993, the Company purchased call options on $20 million of ten-year U.S. Treasury Notes, which became more valuable in a declining interest rate environment. At December 31, 1993 and 1992, the carrying cost of purchase servicing rights, net of amortization, was $251,000 and $1,502,000, respectively. Amortization of the carrying value of premium on sale of loans and the carrying cost on purchased servicing rights totalled $1,753,000 in 1993, $1,960,000 in 1992 and $1,820,000 in 1991.

  A declining and relatively low interest rate environment has existed for most of 1992 and 1993. When interest rates are low, the rate at which mortgage loans are prepaid tends to increase as borrowers refinance fixed rate loans to lower rates or convert from adjustable rate to fixed rate loans. Low rates also increase housing affordability, stimulating purchases by first time home buyers and trade up transactions by existing homeowners. The level and value of the Company's loan servicing portfolio, including purchased servicing rights, have been adversely affected by low mortgage interest rates, leading to higher loan prepayments and lower income generated from the Company's loan servicing portfolio. This negative effect on the Company's income has been offset somewhat by a rise in origination and servicing income attributable to new loan originations, which have increased during the recent period of low mortgage interest rates. From 1991 to 1993, the Company closed its loan servicing hedge position, resulting in total gains of approximately $1,200,000 which were used by the Company to reduce the recorded value of its purchased servicing rights. In addition, the Company has amortized, as a reduction of servicing fee revenues, the cost of purchased servicing rights at a rate generally consistent with the actual repayment experience. The Company believes its carrying basis of $251,000 has been reduced to a modest amount, which approximates the market value of such rights. See "--Asset and Liability Management."

  The following table sets forth the dollar amounts of the Company's mortgage loan servicing portfolio at the dates indicated, the portion of the Company's loan servicing portfolio resulting from loan originations and purchases, respectively, and the carrying value as a percentage of loans serviced. Although the Company intends to continue to increase the size of its servicing portfolio, such growth will depend on market conditions including the future level of loan originations, sales and prepayments.

                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
LOAN SERVICING PORTFOLIO:
Loans originated by the Company and sold......... $724,251  $601,212  $431,647
Purchased mortgage servicing rights..............   90,202   180,352   363,246
                                                  --------  --------  --------
  Total.......................................... $814,453  $781,564  $794,893
                                                  ========  ========  ========
Premium on loans sold and cost of purchased
servicing rights................................. $  1,154  $  2,956  $  4,366
Premium on loans sold and cost of purchased
 servicing rights as a percentage of loans
 serviced........................................     0.14%     0.38%     0.55%

INVESTMENTS

  The Company purchases short-term money market instruments as well as U.S. Government securities and other mortgage-backed securities ("MBS") in order to maintain a reserve of liquid assets to meet liquidity requirements and as alternative investments to loans. The Company has generated agency MBS by originating qualifying adjustable rate mortgage loans for sale to the agencies and pooling such loans into securities. At December 31, 1993, the Company's investment portfolio included the following securities in the proportions listed: U.S. Government--30%; agency MBS 16%; and other MBS--53%.

  At December 31, 1993, the Company's investment portfolio totalled $84,208,000 (6% of total assets) as compared to $40,638,000 (3% of total assets) at December 31, 1992. The securities in the Company's investment portfolio at December 31, 1993 had maturities ranging from seven months to twenty-nine years. As of December 31, 1993, the market value of securities in the portfolio were $855,000 above cost consisting of total gross unrealized gains of $731,000 on U.S. Government securities, gross unrealized gains of $266,000 on agency MBS and gross unrealized losses of $16,000 and $155,000 on agency MBS and other MBS, respectively.

  The following summarizes by category the carrying value and approximate market value of investment securities at the dates indicated:

                         DECEMBER 31, 1993  DECEMBER 31, 1992  DECEMBER 31, 1991
                         ------------------ ------------------ ------------------
                         CARRYING   MARKET  CARRYING   MARKET  CARRYING   MARKET
                           VALUE    VALUE     VALUE    VALUE     VALUE    VALUE
                         --------- -------- --------- -------- --------- --------
                                              (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Government.........  $25,404   $26,135  $27,300   $27,611  $25,752   $26,051
Agency MBS..............   13,788    14,054    5,517     5,501      --        --
Other MBS (1)...........   44,655    44,513    7,352     7,197    5,428     5,363
Corporate bonds and
other...................      361       361      469       469    4,776     4,295
                         --------  -------- --------  -------- --------  --------
    Total...............  $84,208   $85,063  $40,638   $40,778  $35,956   $35,709
                         ========  ======== ========  ======== ========  ========

- --------
(1) As of December 31, 1991 the Company reclassified a $6,000,000 nonaccruing investment as a nonaccruing commercial real estate loan participation. The Company sold that asset in May 1992 and recorded a loss of $2,220,000.

  At December 31, 1993, the Company's intent is to hold all investments other than the one corporate bond owned until maturity and management believes that the Company has the ability to do so. The following table summarizes the maturities of the Company's investment securities and their weighted average yields at December 31, 1993:

                                        AFTER ONE YEAR    AFTER FIVE YEARS
                            WITHIN       BUT THROUGH        BUT THROUGH
                           ONE YEAR       FIVE YEARS         TEN YEARS         AFTER TEN YEARS        TOTAL
                         ------------   ---------------   ------------------   -----------------  -------------
                         AMOUNT YIELD   AMOUNT   YIELD     AMOUNT    YIELD      AMOUNT   YIELD    AMOUNT  YIELD
                         ------ -----   -------  ------   --------  --------   --------- -------  ------- -----
                                                       (IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Government.........  $--    -- %    $   --      -- %  $    97      5.60%  $  25,307   5.74%  $25,404 5.74%
Agency MBS..............   --    --          --      --        --        --       13,788   4.24    13,788 4.24
Other MBS...............   --    --          --      --        --        --       44,655   5.46    44,655 5.46
Other...................   361   -- (1)      --      --        --        --          --     --        361  --
                          ----   ---     -------  ------   -------  --------   --------- ------   ------- ----
    Total...............  $361   -- %    $     0     -- %  $    97      5.60%  $  83,750   5.34%  $84,208 5.32%
                          ====   ===     =======  ======   =======  ========   ========= ======   ======= ====

- --------
(1) Represents one nonaccruing asset.

  At December 31, 1993, all of the investment securities were due in one year or were adjustable, with rates which were generally subject to change monthly, quarterly or semiannually and varied according to several interest rate indices. Yields have been calculated by dividing the projected interest income at current interest rates, including discount or premium, by the carrying value. Most of the securities having maturities exceeding 10 years are adjustable U.S. Government guaranteed loan pools, agency MBS and other MBS which, as a class, have actual maturities substantially shorter than their face maturities. At December 31, 1993, the net book value of the Company's securities of an unsecured, below investment grade nature was $361,000.

  At December 31, 1993, First Thrift owned redeemable FHLB stock having a par value of $22,927,000. At December 31, 1993, no other asset and no investment in the Company's portfolio had an aggregate book value exceeding 10% of stockholders' equity.

FUNDING SOURCES

  The Thrifts obtain funds from depositors by offering passbook accounts and term investment certificates or term deposits. The Thrifts' accounts are federally insured by the FDIC up to the legal maximum. First Thrift has typically offered somewhat higher interest rates to its depositors than do most full service financial institutions. At the same time, it minimizes the cost of maintaining these accounts by not offering transaction accounts or high operating cost services such as checking, safe deposit boxes, money orders, ATM access and other traditional retail services. This limited product operation results in substantial cost savings which more than exceed the differential interest rates paid. The Thrifts effect deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash, of which it does none. In addition, the Thrifts do not actively solicit deposit accounts of less than $5,000.

  The Thrifts advertise in local newspapers to attract deposits; and since 1988, First Thrift has performed a limited direct telephone solicitation of potential institutional depositors such as credit unions, small commercial banks, and pension plans. At December 31, 1993, no individual depositor represents 0.7% or more of First Thrift's deposits.

  Prior to mid-1992, First Thrift utilized certificates with a balance of $100,000 or more, generally having maturities in excess of six months, to fund a portion of its assets. Existing bank regulations define brokered deposits, jumbo certificates and borrowings with a maturity of less than one year as "volatile liabilities." Volatile liabilities are compared to cash, short-term investment and investments which mature within one year ("liquid assets") to calculate the volatile liability "dependency ratio," a measure of regulatory liquidity. The level of such liquid assets should generally be higher in comparison with volatile liabilities if a financial institution has large negotiable liabilities like checking accounts, substantial future lending or off-balance sheet commitments, or a history of significant asset growth.

  In the last six months of 1992 and continuing throughout 1993, First Thrift significantly altered its volatile liability dependency ratio by maintaining a higher level of cash and investments relative to its short-term borrowings and a reduced level of larger certificates. At December 31, 1993, First Thrift's cash and investments exceeded its volatile liabilities by $64,573,000. First Thrift has adopted a policy to discontinue accepting most larger certificates and, upon maturity, to return a portion or all of the funds on existing larger certificates. At year end 1993, First Thrift had not accepted brokered deposits for more than four years and the balance of $989,000 of brokered deposits at December 31, 1993, represented less than 0.2% of total deposits. Management does not plan to renew such deposits upon their scheduled maturity. At December 31, 1993, First Thrift's time certificates $100,000 or more totalled $44,847,000 of which $31,653,000, or 70.6%, were from retail consumer depositors. At December 31, 1993, First Republic Savings Bank had one time certificate over $100,000, totalling $112,000. For First Thrift, average maturity of all time certificates was 8.8 months and the average certificate amount per depositor was approximately $42,000 at December 31, 1993.

  The following table shows the maturity of the Thrifts' certificates of $100,000 or more at December 31, 1993.

                                                                  FIRST REPUBLIC
                                                     FIRST THRIFT  SAVINGS BANK
                                                     ------------ --------------
                                                           (IN THOUSANDS)
      Remaining maturity:
        Three months or less........................   $12,389         $--
        Over three through six months...............     6,086          --
        Over six through 12 months..................     9,582          112
        Over 12 months..............................    16,790          --
                                                       -------         ----
          Total.....................................   $44,847         $112
                                                       =======         ====
      Percent of total deposits.....................       6.0%        15.1%

  First Thrift also utilizes term FHLB advances and, to a lesser extent, bank lines of credit as funding sources. Since August 1990, the Company has utilized term FHLB advances as an alternative to deposit gathering to fund its assets. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At December 31, 1993, total FHLB advances outstanding were $468,530,000. Of this amount, $414,530,000, or 88%, had an original maturity of 10 years or longer. Of the remaining, $10,000,000 was repaid in January 1994 and $44,000,000 was due between one and two years. The longer-term advances provide the Company with a stable and well-matched funding source for assets with longer lives. See "--Asset and Liability Management."

  First Republic Savings Bank will apply for FHLB membership in 1994 and, if approved, it is expected that term adjustable rate advances will be used to fund a portion of its assets.

  The following table sets forth certain information with respect to the Company's short-term borrowings at the dates indicated.

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1993     1992     1991
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
      SHORT-TERM BORROWINGS(1):
      FHLB advances--short-term..................... $10,000  $   --   $51,000
      Repurchase agreements(2)......................  12,380      --       --
      Bank lines of credit..........................     --       --     5,500
                                                     -------  -------  -------
        Total....................................... $22,380  $   --   $56,500
                                                     =======  =======  =======
      Maximum amount outstanding at any month-end
       during period................................ $22,380  $23,780  $56,500
      Average amount outstanding during period......     705    6,894   14,809
      Average rate on short-term borrowings-in
      period........................................    3.45%    4.80%    7.48%

- --------
(1) The amounts shown at the dates indicated are not necessarily reflective of the Company's activity in short-term borrowings during the periods.
(2) See Note 7 of Notes to Consolidated Financial Statements for a discussion of general terms relating to repurchase agreements.

ASSET AND LIABILITY MANAGEMENT

  Management seeks to manage its asset and liability portfolios to help reduce any adverse impact on the Company's net interest income caused by fluctuating interest rates. To achieve this objective, the Company's strategy is to manage the rate sensitivity and maturity balance of its interest-earning assets and interest-bearing liabilities by emphasizing the origination and retention of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company has established a program to obtain deposits by offering six month to five-year term investment certificates for the purpose of providing funds for adjustable rate mortgage loans with repricing periods of six months or more and for other matching term maturities.

  The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities at December 31, 1993. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline; this is the Company's cumulative position as of December 31, 1993 for the six month and twelve month categories in accordance with its policy of having more assets than liabilities reprice for these periods. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment generally will inhibit earnings and declining rates will serve to enhance earnings. The table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at December 31, 1993.

   ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY MATURING OR ADJUSTING DURING
                    PERIODS SUBSEQUENT TO DECEMBER 31, 1993

                                                                                             NON-
                                    3 MONTHS    3 TO 6   6 TO 12    1 TO 2       OVER      INTEREST
                          IMMEDIATE OR LESS     MONTHS    MONTHS     YEARS      2 YEARS    SENSITIVE     TOTAL
                          --------- --------   --------  --------  ---------   ---------   ---------   ----------
                                                         (IN THOUSANDS)
ASSETS:
Loans(1)................   $   --   $253,846   $400,689  $441,565  $ 106,018   $  53,940   $     --    $1,256,058
Securities..............       --     73,668      9,611    23,856        --          --          --       107,135
Cash and short-term
investments.............    19,903    17,592        881     1,002        --          --          --        39,378
Noninterest-earnings
assets,  net............       --        --         --        --         --          --       14,622       14,622
                           -------  --------   --------  --------  ---------   ---------   ---------   ----------
    Total...............   $19,903  $345,106   $411,181  $466,423  $ 106,108   $  53,940   $  14,622   $1,417,193
                           =======  ========   ========  ========  =========   =========   =========   ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Passbooks(2)............   $   --   $ 51,187   $ 20,988  $ 21,082  $  21,469   $   2,435   $     --    $  117,161
Investment certificates:
 $100,000 or greater....       --     12,389      6,086     9,582      5,675      11,115         --        44,847
 Less than $100,000.....       --    110,112     85,794   155,234    156,916      81,607         --       589,663
FHLB advances-long term.       --    223,530    115,000    40,000     40,000      40,000         --       458,530
ESOP debt...............     1,200       --         --        --         --          --          --         1,200
Other short-term debt...       --     22,380        --        --         --          --          --        22,380
Other liabilities.......       --        --         --        --         --          --       17,509       17,509
Subordinated debentures.       --        --         --        --         --       60,957         --        60,957
Stockholders' equity....       --        --         --        --         --          --      104,946      104,946
                           -------  --------   --------  --------  ---------   ---------   ---------   ----------
    Total...............   $ 1,200  $419,598   $227,868  $225,898  $ 224,060   $ 196,114   $ 122,455   $1,417,193
                           =======  ========   ========  ========  =========   =========   =========   ==========
Net repricing assets
 over (under) repricing
 liabilities equals
 primary GAP............   $18,703  $(74,492)  $183,313  $240,525  $(118,042)  $(142,174)  $(107,833)
Effect of interest rate
swaps...................       --     20,000     45,000       --     (40,000)    (25,000)        --
                           -------  --------   --------  --------  ---------   ---------   ---------
Hedged GAP..............    18,703   (94,492)   138,313   240,525    (78,042)   (117,174)   (107,833)
                           =======  ========   ========  ========  =========   =========   =========
Hedged GAP as a
 percentage of total
 assets.................      1.32%    (6.67)%     9.76%    16.97%     (5.51)%     (8.27)%     (7.61)%
                           =======  ========   ========  ========  =========   =========   =========
Cumulative hedged GAP...   $18,703  $(75,789)  $ 62,524  $303,049  $ 225,007   $ 107,833   $     --
                           =======  ========   ========  ========  =========   =========   =========
Cumulative hedged GAP as
 percentage of total
 assets.................      1.32%    (5.35)%     4.41%    21.38%     15.88%       7.61%       0.00%
                           =======  ========   ========  ========  =========   =========   =========

- --------
(1) Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Such loans are generally adjustable semiannually based upon changes in the One Year Treasury Constant Maturity Index, the Federal Reserve's Six Month CD Index, or the FHLB 11th District Cost of Funds Index, subject generally to a maximum increase of 2% annually and 5% over the lifetime of the loan.
(2) Passbook maturities and rate adjustments are allocated based upon management's experience of historical interest rate volatility and passbook erosion rates. However, all passbook accounts are contractually subject to immediate withdrawal.

  In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to reprice, they may react differently to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities, including the utilization of interest rate caps.

  First Thrift has entered into interest rate cap transactions in the aggregate notional principal amount of $945,000,000 which terminate in periods ranging from March 1994 through September 2000. Under the terms of these transactions, which have been entered into with nine different commercial or investment banking institutions or their affiliates, First Thrift will be reimbursed quarterly for increases in the London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9% to 13% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by First Thrift which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. The cost of these interest rate cap transactions is amortized over their lives and totalled $850,000 in 1993, $672,000 in 1992 and $539,000 in 1991. Although
these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against increased interest rates. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest rate caps of 12% as part of the borrowing agreement. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

  The Company has entered into interest rate swaps with the FHLB for $45,000,000 of FHLB advances and with an investment banking firm for $20,000,000 of FHLB advances to convert the fixed rate on long-term FHLB advances to semi-annual adjustable liabilities. Under these swaps, the Company has collected and recorded as a reduction in interest expense on borrowings $3,151,000 in 1993, $2,562,000 in 1992 and $1,227,000 in 1991. The availability of long-term, adjustable rate FHLB advances, with a weighted average maturity of 12 years at December 31, 1993, reduces the repricing volatility in the Company's balance sheet and the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the utilization of FHLB advances as an integral part of its asset and liability management program. Additionally, in January 1992, the Company entered into $50,000,000 of interest rate swaps with the FHLB and a commercial bank to fix the cost of certain adjustable rate borrowings at an average rate of 4.90% for a period which ended in July 1993. Under these swaps, the Company paid and recorded as an increase in interest expense on borrowings $442,000 in 1993 and $501,000 in 1992. The Company is exposed to credit and market losses if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

FIRST REPUBLIC AND SUBSIDIARIES

  First Republic was incorporated in February 1985. First Republic, which owns all of the capital stock of First Thrift, First Republic Savings Bank, and First Republic Mortgage, Inc., provides executive management to each of its subsidiaries and formulates and directs the implementation of an integrated business strategy for the Company. First Republic is also directly engaged in the mortgage lending, originating and servicing businesses.

  In June 1985, First Republic purchased all of the outstanding capital stock of an inactive California-chartered thrift and loan company which had begun operations in California in 1953. Upon its acquisition by First Republic, the company was renamed First Republic Thrift & Loan.

  On December 31, 1985, First Republic acquired, for $1.00, all of the outstanding capital stock of a California-chartered thrift and loan company, which was subsequently named First Republic Thrift & Loan of San Diego. At the time of the acquisition, First Republic Thrift & Loan of San Diego was operating at a loss, had a regulatory capital deficiency of approximately $3,000,000 and had a significant amount of delinquent net receivables. On December 31, 1991, pursuant to regulatory approval obtained from the FDIC and the Commissioner of Corporations of the State of California, the Company effected a combination of its two California thrifts by the merger of First Republic Thrift & Loan of San Diego into First Republic Thrift & Loan.

  In December 1993, First Republic acquired in a purchase transaction all of the common stock in a Nevada state chartered thrift and loan. Upon approval by federal and state regulatory agencies, this institution was relocated to Las Vegas, Nevada in January 1994 and renamed First Republic Savings Bank. The purpose of this acquisition was to enable the Company to gather deposits in the Las Vegas, Nevada area and to continue its lending activities under a full service financial institution. In January 1994, the employees responsible for construction and income property lending were transferred to First Republic Savings Bank. It is expected that upon approval by FHA/VA and other governmental agencies, all permanent single family lending and related employees will be transferred from First Republic Mortgage Inc. to First Republic Savings Bank.

  In May 1990, First Republic established a wholly-owned mortgage originating subsidiary, First Republic Mortgage, Inc., which commenced operations from its office in Las Vegas. Until January 1994, First Republic Mortgage, Inc. originated construction loans for First Thrift on low- and moderate-income single family homes and multifamily units and originated permanent mortgage loans on low- and moderate-income multifamily units and on commercial real estate properties, all of which properties are located in and proximate to Las Vegas. It continues to be an approved FHA-insured and VA guaranteed lender for permanent mortgage loans on single family homes. Upon receipt of all governmental agency approvals, First Republic intends to transfer in 1994 the remaining employees of First Republic Mortgage Inc. to First Republic Savings Bank and, ultimately, to dissolve First Republic Mortgage Inc.

COMPETITION

  The Company faces strong competition both in the attraction of deposits and in the making of real estate secured loans. The Company competes for deposits and loans by advertising, by offering competitive interest rates and by seeking to provide a higher level of personal service than is generally offered by larger competitors. The Company does not have a significant market share of the deposit-taking or lending activities in the areas in which it conducts operations.

  Management believes that its most direct competition for deposits comes from savings and loan associations, other thrift and loan companies, commercial banks and credit unions. The Company's cost of funds fluctuates with market interest rates and also has been affected by higher rates being offered by certain institutions. During certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and governmental debt securities as well as money market mutual funds.

  The Company's competition in making loans comes principally from savings and loan associations, mortgage companies, other thrift and loan companies, commercial banks, and, to a lesser degree, credit unions and insurance companies. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan originations could in the future result in a decrease in the Company's mortgage loan origination volume and/or a decrease in the profitability of the Company's loan originations. Many of the nation's largest savings and loan associations, mortgage companies and commercial banks have a significant number of branch offices in the areas in which the Company operates. Increased competition for mortgage loans from larger institutional lenders may result in a decrease in the Company's mortgage loan originations. The Company competes for loans principally through the quality of service it provides to borrowers, real estate brokers and loan agents, while maintaining competitive interest rates, loan fees and other loan terms.

REGULATION

  The Thrifts are subject to regulation, supervision and examination under both federal and state law. First Thrift is subject to supervision and regulation by the Commissioner of Corporations of the State of California (the "California Commissioner") and, as a member institution, by the FDIC. First Republic Savings Bank is subject to supervision and regulation by the Commissioner, Financial Institutions Division, Department of Commerce, State of Nevada (the "Nevada Commissioner") and, as a member institution, by the FDIC. Neither First Republic, nor the Thrifts are regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. First Republic is not directly regulated or supervised by the California Commissioner, the Nevada Commissioner, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the California Commissioner, the Nevada Commissioner and the FDIC over transactions and dealings between First Republic and the Thrifts, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent company of any thrift and the specific limitations regarding the payment of dividends from the Thrifts discussed below. Future federal legislation could cause First Republic to become subject to direct federal regulatory oversight; however, the full impact of any such legislation and subsequent regulation cannot be predicted.

 California Law

  The thrift and loan business conducted by First Thrift is governed by the California Industrial Loan law and the rules and regulations of the California Commissioner which, among other things, regulate in certain limited circumstances the maximum interest rates payable on certain thrift deposits as well as the collateral requirements and maximum maturities of the various types of loans that are permitted to be made by California-chartered industrial loan companies, i.e., thrift and loan companies or thrifts.

  Subject to restrictions imposed by applicable California law, First Thrift is permitted to make secured and unsecured consumer and non-consumer loans. The maximum term for repayment of loans made by thrift and loan companies range up to 40 years and 30 days depending upon collateral and priority of secured position, except that loans with repayment terms in excess of 30 years and 30 days may not in the aggregate exceed 5% of total outstanding loans and obligations of the thrift. Although secured loans may generally be repayable in unequal periodic payments during their respective terms, consumer loans secured by real property with terms in excess of three years must be repayable in substantially equal periodic payments unless such loans are covered under the Garn-St. Germain Depository Institutions Act of 1982 which applies primarily to single family residential loans.

  Loans made to persons who reside outside California or who do not have a place of business in California are limited to a maximum 30% of a thrift and loan's portfolio; however, effective January 1, 1994, this limitation ceased to apply to loans (i) made to purchase or refinance single family or multifamily residential property, (ii) that are saleable in the secondary market, evidenced by a commitment therefor, and (iii) that are owned by the thrift for 90 days or less.

  Effective January 1, 1994, upon application to and approval by the California Commissioner, thrifts may operate loan production offices outside California, subject to certain conditions as may be imposed by the California Commissioner.

  California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things: (i) place more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; (ii) may not make any one loan secured primarily by improved real property that exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; (iii) may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; (iv) may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and (v) may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. After January 1, 1994, any loan guaranteed or insured by a federal or state agency is deemed to have a term less than seven years. At December 31, 1993, First Thrift satisfied all of these requirements. Management believes that First Thrift can maintain compliance with these statutory requirements by managing the mix of its assets and loans without any material adverse impact on earnings or liquidity.

  Under California law, a thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers, except in specified cases and subject to regulation by the California Commissioner. In addition, a thrift and loan may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as First Republic. Any person who wishes to acquire 10% or more of the capital stock of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the California Commissioner. If a stockholder failed to obtain the required approval and engaged in a proxy contest in opposition to management of First Republic, First Republic might seek to utilize the provisions of California law described above to invalidate that stockholder's votes. It is not certain that such an attempt by First Republic would be successful under California law.

  A thrift is subject to certain leverage limitations that are not generally applicable to commercial banks or savings and loan associations. In particular, thrifts which have been in operation in excess of 60 months may, with written approval of the California Commissioner, have outstanding at any time investment certificates not to exceed 20 times paid-up and unimpaired capital and surplus. Increases in leverage under California law must also meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. First Thrift satisfied all of these standards at December 31, 1993. Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the California Commissioner's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the California Commissioner, and be included as investment or thrift certificates for purposes of computing the above ratios; however, collateralized FHLB advances are excluded for this test of secured borrowings and are not specifically limited by California law.

  Under California law, thrift and loan companies are generally limited to investments which are legal investments for California commercial banks. In general, California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California and local governments and agencies. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of a thrift and loan's paid in capital stock and surplus not available for dividends. The Thrifts are also governed by various state and federal consumer protection laws including Truth in Lending, Truth in Saving and the Real Estate Settlement Procedures Act.

  Effective January 1, 1991, the California Industrial Loan Law allowed a thrift to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, generally are required to have an initial maturity of at least seven years, and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift.

 Nevada Law

  The Nevada Thrift Companies Act ("Nevada Act") governs the licensing and regulations of Nevada thrift companies in much the manner the California Industrial Loan Law does for California thrift and loan companies. The Nevada Commissioner is charged with the supervision and regulation of First Republic Savings Bank ("FRSB"). The Nevada Commissioner approved the change of name from Silver State Thrift and Loan to FRSB concurrently with the approval of the acquisition of FRSB by the Company in 1993.

  Under the Nevada Act, there is no interest rate limitation on loans; however any loan in excess of $50,000 must be secured by collateral having a market value of at least 115 percent of the amount due. The net amount of advance on loans secured by deposits may not exceed 90 percent of the amount of said deposit collateral. There are no terms or amortization restrictions on loans. FRSB is required to invest its funds as set forth in the Nevada Act and in investments which are legal investments for banks and savings associations subject to any limitation under federal law (See--"Federal Law"). Secured loans to one person as primary obligor may not exceed 25 percent of capital and surplus and, except as to limitations on loans to one borrower, loans secured by real or personal property, may be made to any person without regard to the location or nature of the collateral.

  Substantially as under the California Industrial Loan Law for California thrift and loan companies, the Nevada Act restricts transactions with officers, directors and shareholders as well as transactions with regard to holding, developing and carrying real property.

  In 1985, the Nevada Act was amended to prohibit issuance of thrift certificates and required insurance for deposits. Therefore, FRSB accepts deposits rather than issuing investment certificates. However, by order of the Nevada Commissioner when FRSB was acquired by the Company, FRSB is not authorized to accept demand deposits. The total number of deposits which FRSB may accept is governed by limits which may be imposed by the Federal Deposit Insurance Corporation ("FDIC").

  Under the Nevada Act, changes in stock ownership of a thrift company require notifications to the Nevada Commissioner if ownership of 5 percent or more of the outstanding voting stock changes. Additionally, if 25 percent or more thereof changes ownership or there is a change in control resulting from a change in ownership, then an approval must be first obtained from the Nevada Commissioner.

  In addition to remedies available to the FDIC, the Nevada Commissioner may take possession of a thrift company if certain conditions exist.

 Federal Law

  The Thrifts' deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The Thrifts are subject to the rules and regulations of the FDIC to the same extent as other financial institutions which are insured by that entity. The approval of the FDIC is required prior to any merger, consolidation or change in control, or the establishment or relocation of any branch office of the Thrifts. This supervision and regulation is intended primarily for the protection of the depositors and to ensure services for the public's convenience and advantage.

  On August 6, 1992, First Thrift entered into a Memorandum of Understanding (the "Memorandum") with the FDIC regarding certain concerns arising out of the FDIC's 1992 examination of First Thrift, primarily related to the rapid loan growth of First Thrift. First Thrift agreed to limit its net loan growth, excluding loans held for resale in the secondary markets, to not more than 2.5% in any one calendar quarter, beginning with the quarter that began on October 1, 1992, to enhance certain operating policies and procedures, including its internal asset review practice, and to provide certain reports to the FDIC. In May 1993, the FDIC rescinded in full the Memorandum.

  In the last half of 1992 and in 1993, the Company took actions to meet the requirements of the Memorandum. The Company has always functioned partially as a balance sheet lender and partially as a mortgage banker, which sells loans to investors and retains servicing. An increased emphasis was placed on mortgage banking activity, continuing a trend already begun in early 1992. In 1992, the Company shifted its new loan originations primarily towards single family mortgages at a time when demand for loans in the secondary market was high. In 1992, the Company sold $373,551,000 of loans to secondary market investors, including $132,974,000 of adjustable rate mortgages which generally met the Company's underwriting and pricing criteria for retention on its balance sheet. In 1993, the Company sold $425,475,000 of loans, including $85,822,000 of ARMs.

  First Thrift also took steps to enhance its compliance and loan administration functions, including the annual revision of its policies and procedures, the hiring or reallocation of personnel, and the implementation of a more systematic loan review function.

  Pursuant to FDIC regulations, at least 30 days prior to embarking on any special funding arrangement designed to increase assets of an insured institution by more than 7.5% in any consecutive three month period, notice must be given to the FDIC. A special funding arrangement means a specific effort to increase assets through solicitation and acceptance of fully insured deposits from or through brokers or affiliates, outside an institution's normal traffic area, or secured or unsecured borrowings (other than through repurchase agreements). If a thrift is determined to be undercapitalized, other restrictions apply to its asset growth. Previously, the Company has given notice of its intent to increase assets in excess of 7.5% during the following three months. The FDIC has acknowledged these notices without objection. If additional notices are required for subsequent periods, there can be no assurance that future approval from the FDIC will be obtained. Objection by the FDIC could lead to the requirement that the thrifts limit future asset growth.

  In 1989, the FDIC and the other Federal regulatory agencies adopted final risk-based capital adequacy standards applicable to financial institutions like the thrifts whose deposits are insured by the FDIC and bank holding companies. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both onand off-balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions are required to maintain capital to support activities which in the past did not require capital. Unlike the Thrifts, at the present time First Republic is not directly regulated by any bank regulatory agency and is not subject to any minimum capital requirements. If First Republic were to become subject to direct federal regulatory oversight, there can be no assurance that First Republic's existing senior subordinated debentures would be considered as Tier 2 capital.

  A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Commencing December 31, 1992, financial institutions generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 50% of qualifying total capital must be in the form of core capital (Tier 1)-- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights less all intangible assets other than allowed mortgage servicing rights. Supplementary capital (Tier 2) consists of the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term preferred stock, hybrid capital instruments and term subordinated debt. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1993, the Tier 2 capital of First Thrift consisted of $15,000,000 of capital notes issued to First Republic and its allowance for loan losses.

  The following table presents First Thrift's regulatory capital position at December, 1993 under the risk-based capital guidelines:

                                                                    PERCENT OF
                                                                   RISK-ADJUSTED
                                                           AMOUNT     ASSETS
                                                          -------- -------------
                                                              (IN THOUSANDS)
      RISK-BASED CAPITAL GUIDELINES:
      Tier 1 capital..................................... $119,396     12.00%
      Minimum requirement................................   39,788      4.00
                                                          --------
        Excess........................................... $ 79,608
                                                          ========
      Total capital...................................... $146,830     14.76%
      Minimum requirement................................   79,576      8.00
                                                          --------
        Excess........................................... $ 67,254
                                                          ========
      Risk-adjusted assets............................... $994,704
                                                          ========

  The FDIC has adopted a 3% minimum leverage ratio that is intended to supplement risk- based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low risk assets, continue to maintain a minimum level of core capital. The FDIC adopted final regulations, applicable to First Thrift as of April 10, 1991, which provide that a financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital.

  The leverage ratio represents a minimum standard affecting the ability of financial institutions, including First Thrift, to increase assets and liabilities without increasing capital proportionately. The following table presents First Thrift's leverage ratio at December 31, 1993:

                                                                        PERCENT
                                                              AMOUNT   OF ASSETS
                                                            ---------- ---------
                                                               (IN THOUSANDS)
      LEVERAGE RATIO:
      Tier 1 capital....................................... $  119,396   8.88%
      Minimum requirement..................................     53,782   4.00
                                                            ----------
        Excess............................................. $   65,614
                                                            ==========
      Average total assets................................. $1,344,550
                                                            ==========

  Subsequent to the acquisition of First Republic Savings Bank and prior to December 31, 1993, First Republic contributed additional capital, resulting in Tier 1 and total capital of that entity equaling $5.1 million on a total asset base of $5.9 million. At December 31, 1993, the capital ratios of First Republic Savings Bank exceed all requirements.

  Under FDIC regulations, First Thrift has been required to pay annual insurance premiums of 23 cents per $100 of eligible domestic deposits from July 1, 1991 until December 31, 1992, at which time the premium rate of 23 cents per $100 became a minimum rate. The rate at which the Thrifts will be required to pay insurance premiums to the FDIC for the first six months of 1994 will be the minimum rate. The FDIC has the authority to assess additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions. See "--Federal Deposit Insurance Reform."

  In addition, subject to certain exceptions, under federal law no person, acting directly or indirectly or through or in concert with one or more persons, may acquire control of any insured depository institution such as the Company, unless the FDIC has been given 60 days' prior written notice of the proposed acquisition and within that time period the FDIC has not issued a notice disapproving the proposed acquisition, or extended the period of time during which a disapproval may be issued. For purposes of these provisions, "control" is defined as the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of an insured depository institution. The purchase, assignment, transfer, pledge, or other disposition of voting stock through which any person will acquire ownership, control, or the power to vote 10% or more of a class of voting securities of the Company would be presumed to be an acquisition of control. An acquiring person may request an opportunity to contest any such presumption of control. No assurance can be given that the FDIC would not disapprove a notice of proposed acquisition as described above.

  The Competitive Equality Banking Act of 1989 ("CEBA") subjects certain previously unregulated companies to regulations as bank holding companies by expanding the definition of the term "bank" in the Bank Holding Company Act of 1956. First Republic is, however, exempt from regulation as a bank holding company and will remain so, while the Thrifts continue to fit within one or more exceptions to the term "bank" as defined by CEBA. The Thrifts currently have no plans to engage in any operational practice that would cause them to fall outside one or more exceptions to the term "bank" as defined by CEBA. The Thrifts may cease to comply with those exceptions if they engage in certain operational practices, including accepting demand deposit accounts. Because of these limitations, the Thrifts currently offer only passbook accounts and term investment certificates or deposits and do not offer checking accounts. CEBA does provide that First Republic and its affiliates will be treated as if First Republic were a bank holding company for the limited purposes of applying certain restrictions on loans to insiders and anti-tying provisions.

LIMITATIONS ON DIVIDENDS

  Under California law, a thrift is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings, (ii) any payment would not result in a violation of the approved minimum capital to thrift and loan investment certificates ratio and (iii) after giving effect to the distribution, either
(y) the sum of a thrift's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, income and other credits), or (z) current assets would be not less than current liabilities (except that if a thrift's average earnings before taxes for the last two years had been less than average interest expenses, current assets must be not less than 125% of current liabilities).

  In addition, a thrift is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by a thrift provides the basis for establishing the maximum amount that a thrift may lend to one single borrower. Accordingly, a thrift typically restricts as much capital as necessary to achieve its desired loan to one borrower limit, which in turn restricts the funds available for the payment of dividends. Exclusive of any other limitations which may apply, at December 31, 1993, First Thrift could have paid additional dividends aggregating approximately $9,400,000.

  Under regulations issued by the Nevada Commissioner, a Nevada thrift company may not pay dividends from its capital surplus account. Dividends may only be payable from undivided profits. Once funds have been credited to the capital surplus account, those funds may not be transferred unless (1) such transfer represents payment for the redemption of shares and (2) the Nevada Commissioner has acquiesced to the transfer in writing. Further no dividends may be declared or paid if such would reduce the undivided profits account below 10 percent of the balance in the capital stock account. Dividend payment authority is subject to a thirft being current on payments to holders of debt securities and payments of interest on deposits.

  As a matter of practice, the FDIC customarily advises insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, the Thrifts may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items. Under the Financial Institutions Supervisory Act and FIRREA, federal regulators also have authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the Thrifts and other factors, that such regulators could assert that the payment of dividends in some circumstances might constitute unsafe or unsound practices and prohibit payment of dividends even though technically permissible.

 Federal Deposit Insurance Reform

  As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions. In response to various business failures in the savings and loan industry and more recently in the banking industry, in December 1991, Congress enacted and the President signed significant banking legislation entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

  Among other things, FDICIA provides increased funding for the Bank Insurance Fund (the "BIF") of the FDIC, primarily by increasing the authority of the FDIC to borrow from the United States Treasury Department. It also provides for expanded regulation of depository institutions and their affiliates. A significant portion of the borrowings would be repaid by insurance premiums assessed on BIF members, including the Company. In addition, FDICIA generally mandates that the FDIC achieve a ratio of reserves to insured deposits of 1.25% within the next 15 years, also to be financed by insurance premiums. The result of these provisions could be a significant increase in the assessment rate on deposits of BIF members. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

  As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums effective January 1, 1993. Under this system, depository institutions will be charged anywhere from 23 cents to 31 cents for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory ratings. The FDIC adopted amendments to this assessment system which become effective with the assessment period commencing January 1, 1994 which makes limited changes to the transitional risk-based system. FDICIA prohibits assessment rates from falling below the current annual assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the United States Treasury Department or the 1.25% designated reserve ratio has not been met. The ultimate effect of this risk-based assessment system cannot be determined until the permanent system becomes effective in 1994.

  FDICIA also requires the federal banking agencies to revise their risk-based capital guidelines to take into account interest-rate risk, concentration of credit risk, and the risks associated with nontraditional activities. It also requires the guidelines to reflect the actual performance and expected risk of loss on multifamily mortgages. Effective December 31, 1993, the risk based capital rules were revised to allow certain multifamily loans for BIF members to be included in the 50% risk weighted category instead of the 100% risk weighted category. In order to qualify for this lower category, multifamily loans must meet certain eligibility criteria, including (i) being a first lien;
(ii) having a loan-to-value ratio below 75% for adjustable rate mortgages and a debt coverage ratio of at least 1.15 times; (iii) having a minimum original maturity of seven years and a maximum amortization period of 30 years; and (iv) have a history of timely payments for at least one year and not currently be on nonaccrual or past due 90 days or more. The effect on the Company and First Thrift of these new guidelines was to reduce total risk adjusted assets by approximately $65 million at December 31, 1993 and to increase their total capital ratios by approximately 1.06% and 0.89%, respectively. The ultimate effect of the remaining FDICIA risk-based capital provisions cannot be determined until implementing regulations are adopted.

  FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon FDICIA's five capital tiers. The FDIC's rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive. A depository institution is "adequately capitalized" if its risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions). An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. An institution is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. Under this standard, First Thrift and First Republic Savings Bank are "well capitalized" at December 31, 1993.

  No sanctions apply to institutions which are "well" or "adequately" capitalized under the prompt corrective action requirements. Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from each company having control of such under capitalized institution that the institution will comply with the capital plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party general unsecured creditors of the holding company. Undercapitalized institutions are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to growth limitations; and acquisitions, branching and entering into new lines of business are restricted. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

  In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates; restrict interest rates paid; restrict growth; restrict compensation to officers; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the Federal Reserve Board and may be required to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of the FDIC, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction (as defined in Section 23 A (b) of the Federal Reserve
Act); or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

  FDICIA also restricts the acceptance of brokered deposits by certain insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

  FDICIA contains numerous other provisions, including reporting, examination and auditing requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, and revised regulatory standards for, among other things, real estate lending and capital adequacy.

  Implementation of the various provisions of FDICIA are subject to the adoption of regulations by the various banking agencies or to certain phase-in periods. The FDIC is the federal banking agency which regulates the Thrifts. The effect of FDICIA on the Company cannot be determined until complete implementing regulations are adopted.

  FDICIA also contains provisions which: (i) require that a receiver or conservator be appointed immediately for an institution whose tangible capital falls below certain levels; (ii) increase assessments for deposit insurance premiums; (iii) require the FDIC to establish a risk- based assessment system for insurance premiums; (iv) require federal banking agencies to revise their risk-based capital guidelines to take into account interest rate risk, concentration of credit risk and the risk associated with non-traditional activities; (v) give the FDIC the right to examine bank affiliates such as First Republic and make assessments for the cost of such examination; and (vi) limit the availability of brokered deposits. The effectiveness of this statute is subject to adoption of implementing regulations which are being issued on a timely basis as required by FDICIA.

EMPLOYEES

  As of December 31, 1993, the Company had 148 full-time employees. Management believes that its relations with employees are satisfactory. The Company is not a party to any collective bargaining agreement.

STATISTICAL DISCLOSURE REGARDING THE BUSINESS OF THE COMPANY

  The following statistical data relating to the Company's operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Average balances are determined on a daily basis.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND DIFFERENTIALS

  The following table presents for the periods indicated the distribution of consolidated average assets, liabilities and stockholders' equity as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans and interest not accrued is excluded. Beginning with the purchase of tax exempt securities in 1989, the yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 34% prior to 1993 and 35% for 1993.

                                                       YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------
                                     1993                        1992                       1991
                          --------------------------- --------------------------- -------------------------
                           AVERAGE            YIELDS/  AVERAGE            YIELDS/ AVERAGE           YIELDS/
                           BALANCE   INTEREST  RATES   BALANCE   INTEREST  RATES  BALANCE  INTEREST  RATES
                          ---------- -------- ------- ---------- -------- ------- -------- -------- -------
                                                           (IN THOUSANDS)
ASSETS:
Interest-earning
 deposits with other
 institutions...........  $      646 $    38   5.88%  $      899 $    55    6.12% $  1,671 $   135    8.08%
Short-term investments..      46,977   1,590   3.38       49,621   1,801    3.63    14,930   1,031    6.91
Investment securities...      74,160   3,541   4.77       50,100   1,905    3.80    59,939   4,698    7.84
Loans...................   1,154,680  93,212   8.07    1,008,783  91,828    9.10   700,917  76,766   10.95
                          ---------- -------          ----------           -----  -------- -------
  Total interest-earning
     assets.............   1,276,463  98,381   7.71    1,109,403  95,589    8.62   777,457  82,630   10.63
                                     -------                     -------                   -------
Noninterest-earning
assets..................      11,609                       1,941                     7,388
                          ----------                  ----------                  --------
  Total average assets..  $1,288,072                  $1,111,344                  $784,845
                          ==========                  ==========                  ========
LIABILITIES AND
STOCKHOLDERS' EQUITY:
Passbooks...............  $  118,335 $ 3,803   3.21%  $  103,140 $ 3,902    3.78% $ 82,259 $ 4,828    5.87%
Investment certificates.     597,221  31,516   5.28      573,642  35,734    6.23   483,454  37,853    7.83
                          ---------- -------          ---------- -------          -------- -------
  Total thrift
     certificates.......     715,556  35,319   4.94      676,782  39,636    5.86   565,713  42,681    7.54
Other borrowings........     406,917  16,362   4.02      306,853  15,083    4.92   141,529   9,917    7.01
Subordinated debentures.      57,088   5,237   9.17       35,061   4,257   12.14    24,973   3,239   12.97
                          ---------- -------          ---------- -------          -------- -------
  Total interest-bearing
     liabilities........   1,179,561  56,918   4.83    1,018,696  58,976    5.79   732,215  55,837    7.63
                                     -------                     -------                   -------
Noninterest-bearing
liabilities.............      10,195                       9,238                     9,055
Stockholders' equity....      98,316                      83,410                    43,575
                          ----------                  ----------                  --------
  Total average
     liabilities and
     stockholders'
     equity.............  $1,288,072                  $1,111,344                  $784,845
                          ==========                  ==========                  ========
Net interest spread (1).                       2.88%                        2.83%                     3.00%
Net interest income and
 net interest margin
 (2)....................             $41,463   3.25%             $36,613    3.30%          $26,793    3.45%
                                     =======                     =======                   =======

- --------
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

 Rate and Volume Variances

  Net interest income is affected by changes in volume and changes in rates. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

  The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates. Where significant, the changes in interest due to both volume and rate have been allocated to the changes due to volume and rate in proportion to the relationship of absolute dollar amounts in each. Tax-exempt income from short-term investments is presented on a tax-equivalent basis.

                                  1993 VS. 1992            1992 VS. 1991
                              -----------------------  ------------------------
                              VOLUME   RATE    TOTAL   VOLUME    RATE    TOTAL
                              ------  -------  ------  -------  -------  ------
                                             (IN THOUSANDS)
INCREASE (DECREASE) IN
INTEREST INCOME:
Interest-earning deposits
with other institutions.....  $  (15) $    (2) $  (17) $   (51) $   (29) $  (80)
Short-term investments......     (92)    (119)   (211)   1,901   (1,131)    770
Investment securities.......   1,059      577   1,636     (709)  (2,084) (2,793)
Loans.......................  12,529  (11,145)  1,384   30,300  (15,238) 15,062
                              ------  -------  ------  -------  -------  ------
  Total increase (decrease).  13,481  (10,689)  2,792   31,441  (18,482) 12,959
                              ------  -------  ------  -------  -------  ------
INCREASE (DECREASE) IN
INTEREST EXPENSE:
Passbooks...................     538     (637)    (99)   1,109   (2,035)   (926)
Investment certificates.....   1,422   (5,640) (4,218)   6,514   (8,633) (2,119)
Other borrowings............   4,461   (3,182)  1,279    9,652   (4,486)  5,166
Subordinated debentures.....   2,319   (1,339)    980    1,241     (223)  1,018
                              ------  -------  ------  -------  -------  ------
  Total increase (decrease).   8,740  (10,798) (2,058)  18,516  (15,377)  3,139
                              ------  -------  ------  -------  -------  ------
Increase in net interest
income......................  $4,741  $   109  $4,850  $12,925  $(3,105) $9,820
                              ======  =======  ======  =======  =======  ======

 Types of Loans

  The following table sets forth by category the total loan portfolio of the Company at the dates indicated:

                                             DECEMBER 31,
                           ----------------------------------------------------
                              1993        1992       1991      1990      1989
                           ----------  ----------  --------  --------  --------
                                            (IN THOUSANDS)
LOANS:
Single family (1-4
units)...................  $  577,276  $  375,757  $270,655  $177,236  $137,898
Multifamily (5+ units)...     387,757     405,399   325,075   219,898   117,200
Commercial real estate...     229,914     204,611   209,121   156,606   131,048
Multifamily construction.       5,707      19,574    19,717    10,510     1,984
Single family
construction.............      14,512      14,703     6,912     5,140       --
Home equity credit lines.      31,213      35,255    23,755    13,137     4,712
                           ----------  ----------  --------  --------  --------
  Real estate mortgages
   subtotal..............   1,246,379   1,055,299   855,235   582,527   392,842
Commercial business and
other....................       9,679      12,486    16,382    17,976    16,092
                           ----------  ----------  --------  --------  --------
  Total loans............   1,256,058   1,067,785   871,617   600,503   408,934
Unearned fee income......      (9,406)    (12,621)  (11,550)   (4,606)   (2,081)
Reserve for possible
losses...................     (12,657)    (12,686)  (11,663)   (5,254)   (2,659)
                           ----------  ----------  --------  --------  --------
  Loans, net.............  $1,233,995  $1,042,478  $848,404  $590,643  $404,194
                           ==========  ==========  ========  ========  ========

  The following table shows the maturity distribution of the Company's real estate construction loans and commercial business loans outstanding as of December 31, 1993, which, based on remaining scheduled repayments of principal, were due within the periods indicated. All such loans are adjustable rate in nature.

                                                    AFTER ONE  MORE THAN
                                            WITHIN  BUT WITHIN   FIVE
                                           ONE YEAR FIVE YEARS   YEARS    TOTAL
                                           -------- ---------- --------- -------
                                                      (IN THOUSANDS)
      MATURITY DISTRIBUTION:
      Real estate construction loans...... $20,219    $  --      $--     $20,219
      Commercial business loans...........     591     7,350      405      8,346
                                           -------    ------     ----    -------
        Total............................. $20,810    $7,350     $405    $28,565
                                           =======    ======     ====    =======

ASSET QUALITY

  The Company places an asset on nonaccrual status when one of the following events occurs: any installment of principal or interest is over 90 days past due (except for single family loans which are well secured and in the process of collection), management determines the ultimate collection of principal or interest to be unlikely, management deems a loan to be an in- substance foreclosure, or the Company takes possession of the collateral. Real estate collateral obtained by the Company or deemed to be foreclosed in substance is collectively referred to as "REO."

  Since the inception of operations in 1985 through December 31, 1993, the Company has originated approximately $3.6 billion of loans both for sale and retention in its loan portfolio, on which the Company has experienced $14.6 million of losses, primarily as a result of the economic recession which has affected the California economy commencing in late 1990 and continue in parts of the state through 1993. Currently management of the Company believes that the adverse effects of the recession are substantially diminished in the San Francisco Bay Area, while the effects of the recession are more severe on the Company's loans in the Los Angeles area. The Company's loss experience since inception represents an aggregate total of 0.40% of loans originated in over eight years. The Company has experienced a higher level of chargeoffs during 1991, 1992 and 1993 in connection with the resolution of delinquent loans and sale of REO than in prior years. The ratio of the Company's net loan chargeoffs to average loans was 0.30% for 1991, 0.74% for 1992 and 0.44% for 1993. The Company recorded REO costs and losses related to the disposition of delinquent loans totaling $3,477,000 in 1993; such costs increased from $309,000 in 1992 and $330,000 in 1991 because substantially all of these costs were reflected as chargeoffs against the Company's loss reserves prior to 1993.

  The Company's general policy is to attempt to resolve problem assets quickly and to sell such problem assets when acquired as rapidly as possible at prices available in the prevailing market. The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans more than 90 days past due at the dates indicated.

                                                   DECEMBER 31,
                                         -------------------------------------
                                          1993     1992     1991    1990  1989
                                         -------  -------  -------  ----  ----
                                                  (IN THOUSANDS)
NONACCRUING ASSETS AND OTHER LOANS:
Single family........................... $   --   $   --   $   --   $--   $--
Multifamily.............................   6,740    3,894    3,525   --    --
Commercial real estate..................   4,862    5,524    9,674   768   --
Other...................................      16      140      --    --     78
Real estate owned ("REO")...............   9,961    8,937      --    --    --
                                         -------  -------  -------  ----  ----
  Nonaccruing loans and REO.............  21,579   18,495   13,199   768    78
Nonaccruing investments.................     361      469      800   --    --
                                         -------  -------  -------  ----  ----
  Total nonaccruing assets..............  21,940   18,964   13,999   768    78
Restructured performing loans...........   6,342    3,366    3,366   --    --
                                         -------  -------  -------  ----  ----
  Total nonaccruing assets and
     restructured performing loans...... $28,282  $22,330  $17,365  $768  $ 78
                                         =======  =======  =======  ====  ====
Accruing single family loans more than
 90 days past due....................... $ 1,390  $ 3,541  $ 2,880  $--   $--
                                         =======  =======  =======  ====  ====
PERCENT OF TOTAL ASSETS:
All nonaccruing assets..................    1.55%    1.54%    1.50% 0.11% 0.02%
Nonaccruing assets and restructured
 performing loans.......................    2.00%    1.81%    1.86% 0.11% 0.02%

  In February 1993, the Company restructured the terms of a $6,258,000 first trust deed loan secured by a 208 unit multifamily complex in Los Angeles. This loan was made by the Company in connection with the REO sale of the property by the Company to the borrower in March 1992 for $7,000,000. In order to facilitate the stabilization of the occupancy level at monthly rents appropriate for long-term tenants, the Company agreed to reduce the interest rate on its adjustable rate loan for a two year period. At December 31, 1993, there were no other loans that constituted troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15. The Company resolves problem assets by restructuring a loan when it determines the benefits of such a workout exeed the value of any concessions granted, it believes the borrower is committed to the terms of the new loan and it believes a successful outcome is likely.

  The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity.

                                      YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                             1993        1992       1991      1990      1989
                          ----------  ----------  --------  --------  --------
                                           (IN THOUSANDS)
RESERVE FOR POSSIBLE
LOSSES:
Balance beginning of
period..................  $   12,686  $   11,663  $  5,254  $  2,659  $  1,964
Provision charged to
expense:
  Regular reserve.......         806       1,649       921       963       680
  Recession reserve.....       4,000       6,413     5,320     1,754       --
Reserve from purchased
loans...................         200         466     2,240       --        --
Reserve of First
 Republic Savings Bank
 at acquisition.........          24         --        --        --        --
Chargeoffs on originated
loans:
  Single family.........        (209)       (328)     (259)      --        --
  Multifamily...........      (3,367)     (3,961)     (706)     (139)      --
  Commercial real
  estate................      (1,547)     (3,750)   (1,001)       --       --
  Commercial business
   loans................         (76)       (213)     (186)      (21)      --
Recoveries on originated
loans:
  Single family.........         --           50       --        --        --
  Multifamily...........         --            5        10       --        --
  Commercial real
  estate................          92         654       --        --        --
  Commercial business
   loans................          43          12         4       --        --
Acquired loans:
  Chargeoffs............         --          --        (16)     (174)     (291)
  Recoveries............           5          26        82       212       306
                          ----------  ----------  --------  --------  --------
Total chargeoffs, net of
  recoveries............      (5,059)     (7,505)   (2,072)     (122)       15
                          ----------  ----------  --------  --------  --------
Balance end of period...  $   12,657  $   12,686  $ 11,663  $  5,254  $  2,659
                          ==========  ==========  ========  ========  ========
Average loans for the
  period................  $1,154,680  $1,008,783  $700,917  $491,295  $310,097
Total loans at period
  end...................   1,233,955   1,067,785   871,617   600,503   408,934
Ratios of reserve to:
  Total loans...........        1.01%       1.19%     1.34%     0.87%     0.65%
  Nonaccruing loans.....         109%        133%       88%      684%    3,409%
  Nonaccruing assets and
     restructured
     performing loans...          45%         57%       67%      684%    3,409%
Net chargeoffs to
average loans...........        0.44%       0.74%     0.30%     0.04%    (0.01)%

  All chargeoff and recovery transactions during 1989 in the table above resulted only from loans acquired in a transaction occurring in 1985.

  The Company's reserve for possible losses is maintained at a level estimated by management to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions as determined by management, historical loan loss experience, the results of the Company's ongoing loan grading process, the amount of past due and nonperforming loans, observations of auditors, legal requirements, recommendations or requirements of regulatory authorities, prevailing economic conditions and other factors. These factors are essentially judgmental and may not be reduced to a mathematical formula. As a percentage of nonaccruing loans, the reserve for possible losses was 109% at December 31, 1993 and 133% at December 31, 1992. While this ratio declined, management considers the $12,657,000 reserve at December 31, 1993 to be adequate as an allowance against foreseeable losses in the loan portfolio. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels.

  The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due loans in assessing the adequacy of its total reserves. In addition, the Company has instituted procedures for reviewing and grading all of the larger income property loans in its portfolio on at least an annual basis. Based upon that continuing review and grading process, among other factors, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management currently anticipates that it will continue to provide additional recession reserves so long as, in its judgement, the effects of the recessionary conditions on its assets continue. When management determines that the effects of the recessionary conditions have diminished, management currently anticipates that it would reduce or eliminate such future provisions to the recession reserve, although the Company may continue to maintain total reserves at a level higher than existed prior to this recession. Management does not intend to increase earnings in future periods by reversing amounts in the recession reserve.

  The following table sets forth management's historical allocation of the reserve for possible losses by loan category and the percentage of loans in each category to total loans at the dates indicated:

                                                     DECEMBER 31,
                         -------------------------------------------------------------------------
                             1993           1992           1991           1990           1989
                         -------------  -------------  -------------  -------------  -------------
                         RESERVE        RESERVE        RESERVE        RESERVE        RESERVE
                           FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF
                         LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS
                         ------- -----  ------- -----  ------- -----  ------- -----  ------- -----
                                                    (IN THOUSANDS)
LOAN CATEGORY:
Single family........... $   --   46.0% $   --   35.2% $   --   31.0% $  --    29.5% $  --    33.7%
Multifamily.............   2,600  30.9    1,700  38.0    1,325  37.3     --    36.6     --    28.7
Commercial real estate..   1,300  18.3    2,000  19.2    1,725  24.0     --    26.1     --    32.0
Multifamily
construction............     --    0.4      --    1.8      --    2.3     --     1.7     --     0.5
Single family
construction............     --    1.1      --    1.4      --    0.8     --     0.9     --     0.0
Home equity credit
lines...................     --    2.5      --    3.3      --    2.7     --     2.2     --     1.2
Other loans.............     --    0.8      100   1.1      200   1.9     --     3.0     150    3.9
Unallocated recession
reserve.................   1,204   --     2,212   --     3,469   --    1,754    --      --     --
Unallocated regular
reserve.................   7,553   --     6,674   --     4,944   --    3,500    --    2,509    --
                         ------- -----  ------- -----  ------- -----  ------  -----  ------  -----
                         $12,657 100.0% $12,686 100.0% $11,663 100.0% $5,254  100.0% $2,659  100.0%
                         ======= =====  ======= =====  ======= =====  ======  =====  ======  =====

  At December 31, 1993, management had allocated from its recession reserve $2,600,000 to the multifamily loan category and $1,300,000 to the commercial real estate loan category, based upon management's estimate of the risk of loss inherent in its nonaccruing or other possible problem loans in those categories. The allocation of such reserve will change whenever management determines that the risk characteristics of its assets or specific assets have changed. The amount available for future chargeoffs that might occur within a particular category is not limited to the amount allocated to that category, since the allowance is a general reserve available for all loans in the Company's portfolio. In addition, the amounts so allocated by category may not be indicative of future chargeoff trends.

 Event Subsequent to December 31, 1993

  On January 17, 1994, the greater Los Angeles area experienced an earthquake which caused significant damage to the freeway system and real estate throughout the area. Some of the Company's borrowers were adversely affected by this event, with direct property damage or loss of tenants, or are expected to be affected in the future as a result of lower rental revenues or further economic difficulties. First Republic is currently working with those borrowers who have been identified to assist them with obtaining available disaster relief funding or to assist them by modifying the terms of loans. Such loan modifications may defer the timing of payments, reduce the rate of interest collected or possibly lower the principal balance. As of March 18, 1994, approximately $35 million of the Company's loans, secured primarily by larger multifamily properties, appeared to be adversely impacted by the earthquake. Based upon the Company's best estimate as of such date of damage or related economic impact to borrowers and their properties, a special loan valuation reserve of $4,000,000 will be provided in the quarter ended March 31, 1994. Because of this earthquake, management of the Company expects the level of loan delinquencies and REO to increase during 1994 as problems related to this natural disaster are addressed and resolved.

FINANCIAL RATIOS

  The following table shows certain key financial ratios for the Company for the periods indicated.

                                                      YEAR ENDING DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
   KEY FINANCIAL RATIOS:
   Return on average total assets...................    0.97%    1.06%    0.96%
   Return on average shareholders' equity...........   12.65%   14.10%   17.22%
   Average stockholders' equity as a percentage of
   average total assets.............................    7.63%    7.51%    5.55%

ITEM 2. PROPERTIES

  First Republic does not own any real property. In 1990, First Republic entered into a 10-year lease, with three 5-year options to extend, for headquarters space at 388 Market Street, mezzanine floor, in the San Francisco financial district. Management believes that the Company's current and planned facilities are adequate for its current level of operations.

  First Republic's subsidiaries lease offices at the following locations, with terms expiring at dates ranging from April 1994 to December 2002:

                  NAME                                ADDRESS
                  ----                                -------
      First Thrift................  101 Pine Street, San Francisco, CA
                                    5628 Geary Boulevard, San Francisco, CA
                                    1088 Stockton Street, San Francisco
                                     (opened January 18, 1994)
                                    3928 Wilshire Blvd., Los Angeles, CA
                                    9593 Wilshire Blvd., Beverly Hills, CA
                                    116 E. Grand Avenue, Escondido, CA
                                    8347 La Mesa Blvd., La Mesa, CA
                                    1110 Camino Del Mar, Del Mar, CA
      First Republic Savings Bank.  2510 South Maryland Parkway, Las Vegas, NV
                                     (opened January 18, 1994)
      First Republic Mortgage
      Inc.........................  2510 South Maryland Parkway, Las Vegas, LV

ITEM 3. LEGAL PROCEEDINGS

  There is no pending proceeding, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  This information is incorporated by reference to page 44 of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 6. SELECTED FINANCIAL DATA

  This information is incorporated by reference to the inside front cover of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference to pages 34 through 41 of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This information is incorporated by reference to pages 20 through 33 and to page 44 of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There have been no changes in or disagreements with Accountants during the Company's two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the directors and executive officers of First Republic and certain pertinent information about them.

                             AGE          POSITION HELD WITH THE COMPANY
                             ---          ------------------------------
   Roger O.
   Walther(1)(2)(3)           58 Chairman of the Board
   James H. Herbert, II(1)    49 President, Chief Executive Officer and Director
   Katherine August(1)        46 Executive Vice President and Director
   Willis H. Newton, Jr.      44 Senior Vice President and Chief Financial Officer
   Linda G. Moulds            43 Vice President, Secretary and Controller
   Christina L. Coulston      46 Vice President, Loan Administration
   Edward J. Dobranski        43 Vice President, Corporate Counsel
   David B. Lichtman          30 Vice President, Credit Administration
   Richard M. Cox-Johnson     59 Director
   Kenneth W. Dougherty       67 Director
   Frank J. Fahrenkopf, Jr.   54 Director
   L. Martin Gibbs(2)         56 Director
   James F. Joy(2)            56 Director
   John F. Mangan             57 Director
   Barrant V. Merrill(2)(3)   63 Director

- --------
(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

  The directors of First Republic serve three-year terms. The terms are staggered to provide for the election of approximately one-third of the Board members each year. Each director (except Mr. Cox-Johnson who was elected in October 1986 and Ms. August who was elected in April 1988) has served in such capacity since the inception of First Republic. Messrs. Walther and Herbert have served as officers of First Republic since its inception. Ms. August has served as an officer since July 1985 and as a director since April of 1988, while Ms. Moulds has served as an officer since June 1985. Mr. Newton became an officer of First Republic in August 1988 and Ms. Coulston became an officer in 1990.

  The backgrounds of the directors and executive officers of First Republic are as follows:

  Roger O. Walther is Chairman of the Board of Directors and a director of First Republic serving until 1994. Mr. Walther is Chairman and Chief Executive Officer of ELS Educational Services, Inc., the largest teacher of English as a second language in the United States. He is a director of Charles Schwab & Co., Inc. From 1980 to 1984, Mr. Walther served as Chairman of the Board of San Francisco Bancorp. He is a graduate of the United States Coast Guard Academy, B.S. 1958, and the Wharton School, University of Pennsylvania, M.B.A. 1961 and is a member of the Graduate Executive Board of the Wharton School.

  James H. Herbert, II is President, Chief Executive Officer and a director of First Republic, serving until 1994, and has held such positions since First Republic's inception in 1985. From 1980 to July 1985, Mr. Herbert was President, Chief Executive Officer and a director of San Francisco Bancorp, as well as Chairman of the Board of its operating subsidiaries in California, Utah and Nevada. He is a past president of, a director of and a Legislative Committee member of the California Association of Thrift and Loan Companies and is on the California Commissioner of Corporations' Industrial Loan Law Advisory Committee. He is a graduate of Babson College, B.S., 1966, and New York University, M.B.A., 1969.

  Katherine August is Executive Vice President and a director of First Republic serving until 1995. She joined the Company in June 1985 as Vice President and Chief Financial Officer. From 1982 to 1985, she was Senior Vice President and Chief Financial Officer at PMI Mortgage Insurance Co., a subsidiary of Sears/Allstate. She is a graduate of Goucher College, A.B., 1969, and Stanford University, M.B.A., 1975.

  Willis H. Newton, Jr. has been Senior Vice President and Chief Financial Officer of First Republic since August 1988. From 1985 to August 1988, he was Vice President and Controller of Homestead Financial Corporation. He is a graduate of Dartmouth College, B.A., 1971 and Stanford University, M.B.A., 1976. Mr. Newton is a Certified Public Accountant.

  Linda G. Moulds is Vice President, Secretary and Controller of First Republic, serving with the Company since inception. From 1980 to July 1985, Ms. Moulds was Secretary and Controller of San Francisco Bancorp and a director of First United. She is a graduate of Temple University B.S., 1971.

  Christina L. Coulston has been Vice President, Loan Administration at First Republic since July 1989. From 1985 to June 1989, she was in charge of the loan servicing function for Atlantic Financial Savings. She is a graduate of Oregon State University B.S., 1969.

  Edward J. Dobranski joined the company in August 1992 as Corporate Counsel and was appointed a Vice President in 1993. He also serves as the Company's Compliance Officer and Community Reinvestment Officer. From 1990 to 1992, Mr. Dobranski was Of Counsel at Jackson Cole & Black in San Francisco, specializing in banking, real estate and corporate law, and from 1987 to 1990 he was a partner in the San Francisco office of Rose Wachtell & Gilbert. Mr. Dobranski is a graduate of Coe College--Iowa, B.A. 1972 and Creighton University-- Nebraska, J.D. 1975.

  David B. Lichtman was appointed Vice President, Credit Administration, in January 1994. Mr. Lichtman served as a loan processor with First Thrift from 1986 to 1990, as a loan officer with First Republic Mortgage Inc. from 1990 through 1991, and as a credit officer with First Thrift from 1992 through December 1993. Mr. Lichtman is a graduate of Vassar College, B.A. 1985 and the University of California, Berkeley, M.B.A. 1990.

  Richard M. Cox-Johnson is a director of First Republic serving until 1996. Mr. Cox-Johnson is a director of Premier Consolidated Oilfields PLC and Marine and General Mutual Life Assurance Society. He is a graduate of Oxford University 1955.

  Kenneth W. Dougherty is a director of First Republic serving until 1996. He was President of Gill & Duffus International Inc. from November 1981 to May 1984, and was an executive of Farr Man & Co., Inc. prior to that, serving as President of that corporation from 1978 to 1981. Both Gill & Duffus and Farr Man & Co. are international commodity trading companies. He was a director of San Francisco Bancorp from 1982 to 1984. Mr. Dougherty is a graduate of the University of Pennsylvania, B.A. 1948.

  Frank J. Fahrenkopf, Jr., is a director of First Republic serving until 1996. Since 1985, Mr. Fahrenkopf has been a partner in the Washington, D.C. law firm of Hogan & Hartson. From January 1983 until January 1989, he was Chairman of the Republican National Committee. Mr. Fahrenkopf is a graduate of the University of Nevada-Reno, B.A. 1962, and the University of California-Berkeley, L.L.B. 1965.

  L. Martin Gibbs is a director of First Republic serving until 1995. Mr. Gibbs has been a partner with the law firm of Rogers & Wells, counsel to the Company, since November 1987. For the five years prior to joining Rogers & Wells, Mr. Gibbs was the President and sole stockholder of a professional corporation which was a partner in the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley, Myerson & Casey ("Finley Kumble"). Finley Kumble rendered legal services to the Company from 1985 to 1987. He is a graduate of Brown University, B.A. 1959 and Columbia University, J.D. 1962.

  James F. Joy is a director of First Republic serving until 1994. Mr. Joy is Director--European Business Development--CVC Capital Partners-Europe, and a non-executive director of Sylvania Lighting International. Formerly, he was Chairman of Real Estate Research Corporation, President of Stanger Joy Associates, financial consultants, and Vice-President--Corporate Finance at Thomson McKinnon Securities, Inc. In May 1989, Mr. Joy filed a petition under Chapter 11 of the U.S. Bankruptcy Code and in 1990, on consent of all parties, the court dismissed the case. He is a graduate of Trinity College, B.S. 1959, B.S.E.E. 1960 and New York University, M.B.A. 1964.

  John F. Mangan is a director of First Republic serving until 1995. Mr. Mangan is an investor and was previously President of Prudential-Bache Capital Partners, Inc. (a wholly owned subsidiary of Prudential-Bache Securities, Inc.). Prior to that, he was the managing general partner of Rose Investment Company, a venture capital partnership. Mr. Mangan was a member of the New York Stock Exchange for over 13 years and was previously vice president and a partner of Pershing & Co., Inc. He has been a director of Noel Group, Inc., New York, N.Y., and the Hutton-Deutsch Collection Ltd., London. Mr. Mangan is a graduate of the University of Pennsylvania, B.A. 1959.

  Barrant V. Merrill is a director of First Republic serving until 1994. Mr. Merrill has been Managing Partner of Sun Valley Partners, a private investment company, since July 1982. From 1984 until January 1989, he was a general partner of Dakota Partners, a private investment partnership. From 1980 to 1984, Mr. Merrill was a director of San Francisco Bancorp. From 1978 until 1982, he was Chairman of Pershing & Co. Inc., a division of Donaldson, Lufkin & Jenrette. Mr. Merrill is a graduate of Cornell University, B.A. 1953.

ITEM 11. EXECUTIVE COMPENSATION

  This information is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's definitive proxy statement under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

  (a) Financial Statements and Schedules.

  The following financial statements are contained in registrant's 1993 Annual Report to Stockholders and are incorporated in this Report on Form 10-K by this reference:

                                                                      PAGE OF
                                                                   ANNUAL REPORT
                                                                   -------------
First Republic Bancorp Inc.
At December 31, 1993 and 1992:
  Consolidated Balance Sheet......................................       20
Years ended December 31, 1993, 1992 and 1991:
  Consolidated Statement of Income................................       22
  Consolidated Statement of Stockholders' Equity..................       23
  Consolidated Statement of Cash Flows............................       24
Notes to Consolidated Financial Statements........................       25
Report of Independent Auditors....................................       33

  All schedules are omitted as not applicable.

  (b) Reports on Form 8-K.

  The Company filed a report dated October 20, 1993 on Form 8-K reporting the Company's earnings for the quarter and nine months ended September 30, 1993.

  The Company filed a report dated February 7, 1994 on Form 8-K reporting the Company's earnings for the quarter and year ended December 31, 1993, and the declaration of a 3% stock dividend to stockholders of record on February 18, 1994.

  The Company filed a report dated March 18, 1994 on Form 8-K reporting the impact on the Company's earnings from the January 17, 1994 earthquake in the Los Angeles, California area.

  (c) Exhibits.

  NOTE: Exhibits marked with a plus sign (+) are incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-4608); Exhibits marked with two plus signs (++) are incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1987; Exhibits marked with three plus signs (+++) are incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-18963); Exhibits marked with a diamond (q) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988; Exhibits marked with two diamonds (qq) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1989; Exhibits marked with three diamonds (qqq) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990; Exhibits marked with two asterisks (**) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-40182); Exhibits marked with three asterisks (***) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-42426); Exhibits marked with one pound sign (#) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-43858); Exhibits marked with two pound signs (##) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33- 45435). Exhibits marked with three pound signs (###) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-54136). Exhibits marked with four pound signs (####) are incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1992. Exhibits marked with one dagger (-) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-60958). Exhibits marked with two daggers (--) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-66336). Each such Exhibit had the number in parentheses immediately following the description of the Exhibit herein.

  3.1###  Certificate of Incorporation, as amended. (3.1)
  3.2+++  By-Laws as currently in effect.
  4.1#    Indenture dated as of September 1, 1991 between First Republic
          Bancorp Inc. and National City Bank of Minneapolis. (10.35)
  4.2##   Supplemental Indenture dated as of November 1, 1991 between First
          Republic Bancorp Inc. and National City Bank of Minneapolis. (10.35)
  4.3###  Indenture dated as of December 1, 1992 between First Republic Bancorp
          Inc. and U.S. Trust Company of California, N.A. (4.1)
  4.4-    Indenture dated as of May 15,1993, between First Republic Bancorp
          Inc. and United States Trust Company of New York. (4.1)
  4.5--   Indenture dated as of August 4, 1993, between First Republic Bancorp
          Inc. and United States Trust Company of New York. (4.1)
 10.1+    Employee Stock Ownership Plan. (10.15)
 10.2+    Employee Stock Ownership Trust. (10.16)
 10.3**   1985 Stock Option Plan. (10.3)
 10.4+    Employment offers of James H. Herbert, II, Katherine August, and
          Linda G. Moulds. (10.22)
 10.5+    Continuing Guarantee dated August 3, 1987 of the Registrant. (19.2)
 10.6++   Pledge Agreement dated September 8, 1987 between Pacific Trust
          Company, as trustee for the First Republic Bancorp Inc. Employee
          Stock Ownership Plan and the Registrant. (19.6(b))
 10.7+++  Key man life insurance policy on James H. Herbert, II. (10.33)
 10.8q    Employment offer of Willis H. Newton, Jr. (10.37)
 10.9q    Term Loan Agreement between the Registrant and Imperial Bank. (10.38)
 10.10q   Loan and Pledge Agreement by and between the Registrant and the First
          Republic Bancorp Inc. Employment Stock Ownership Plan and Trust dated
          November 22, 1988. (10.39)
 10.11q   Restated Secured Promissory Note of September 8, 1987, dated November
          22, 1988, of First Republic Bancorp Inc. Employee Stock Ownership
          Trust in favor of the Registrant. (10.40)
 10.12q   Restated Secured Promissory Note of December 9, 1987, dated November
          22, 1988, of First Republic Bancorp Inc. Employee Stock Ownership
          Trust in favor of the Registrant. (10.41)
 10.13q   Secured Promissory Note dated November 22, 1988 of First Republic
          Bancorp Inc. Employee Stock Ownership Trust in favor of the
          Registrant. (10.42)
 10.14qq  Sublease Agreement dated October 20, 1989 between the Registrant,
          Wells Fargo Bank and 111 Pine Street Associates with related master lease and amendments thereto attached. (10.44)
 10.15qq  Lease Agreement dated January 5, 1990 between the Registrant and
          Honorway Investment Corporation. (10.45)
 10.16qqq Agreement re: Executive Bonuses for 1990 and 1991. (10.51)
 10.17**  Amendment dated December 29, 1989 to Term Loan Agreement between the
          Registrant and Imperial Bank. (10.32)

 10.18***  Advances and Security Agreement dated as of June 24, 1991 between the
           Federal Home Loan Bank of San Francisco ("FHLB") and First Republic Thrift &
           Loan. (10.29)
 10.19#    Agreement of Merger dated as of October 8, 1991 between First Republic
           Thrift & Loan of San Diego and First Republic Thrift & Loan. (10.35)
 10.20###  Subordinated Capital Notes by First Republic Thrift & Loan to First Republic
           Bancorp Inc. outstanding as of October 30, 1992, nos. 1001-1010 and no.
           1013. (10.34)
 10.21###  Form of Performance-Based Contingent Stock Option Agreement. (10.35)
 10.22#### Employee Stock Purchase Plan. (10.23)
 11.1      Statement of Computation of Earnings Per Share.
 12.1      Statement of Computation of Ratios of Earnings to Fixed Charges.
 13.1      1993 Annual Report to Stockholders
 22.1      Subsidiaries of First Republic Bancorp Inc.
 23.1      Consent of KPMG Peat Marwick (see page II-7).

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Republic Bancorp Inc.

                                               /s/ Willis H. Newton, Jr.
                                          By:__________________________________
                                                   Willis H. Newton, Jr.
                                              Senior Vice President and Chief
                                                     Financial Officer

March 30, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Roger O. Walther
- ------------------------------------
         (Roger O. Walther)          Chairman of the Board           March 28, 1994
    /s/ James H. Herbert, II
- ------------------------------------
       (James H. Herbert, II)        President, Chief Executive
                                      Officer and Director           March 30, 1994
      /s/ Katherine August
- ------------------------------------
         (Katherine August)          Executive Vice President and
                                      Director                       March 30, 1994
   /s/ Willis H. Newton, Jr.
- ------------------------------------
      (Willis H. Newton, Jr.)        Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer)                       March 30, 1994
      /s/ Linda G. Moulds
- ------------------------------------
         (Linda G. Moulds)           Vice President, Secretary
                                      and Controller (Principal
                                      Accounting Officer)            March 30, 1994
   /s/ Richard M. Cox-Johnson
- ------------------------------------
      (Richard M. Cox-Johnson)       Director                        March 28, 1994
    /s/ Kenneth W. Dougherty
- ------------------------------------
       (Kenneth W. Dougherty)        Director                        March 30, 1994
  /s/ Frank J. Fahrenkopf, Jr.
- ------------------------------------
     (Frank J. Fahrenkopf, Jr.)      Director                        March 28, 1994

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ L. Martin Gibbs
- ------------------------------------
         (L. Martin Gibbs)           Director                        March 28, 1994
        /s/ James F. Joy
- ------------------------------------
           (James F. Joy)            Director                        March 28, 1994
       /s/ John F. Mangan
- ------------------------------------
          (John F. Mangan)           Director                        March 25, 1994
     /s/ Barrant V. Merrill
- ------------------------------------
        (Barrant V. Merrill)         Director                        March 25, 1994

                          FIRST REPUBLIC BANCORP INC.
                               1993 ANNUAL REPORT
                                 EDGAR VERSION

                        DESCRIPTION OF PHOTOS AND GRAPHS

COVER PAGE:
Photos are presented of landmarks in the Company's four geographical operating markets -San Francisco, San Diego and Los Angeles, California and Las Vegas, Nevada.

INSIDE FRONT COVER:
Three graphs are presented as follows, left to right:
     1) Net income for the last five years in millions of dollars, as included in the table above.
     2)   Total assets in millions of dollars as presented in the table above.
     3) Total capital in millions of dollars for the past five years, which was $52 million at the end of 1989, $62 million at the end of 1990, $104 million at the end of 1991, $160 million at the end of 1992 and $179 million at the end of 1993.

PAGE 2:
A bar chart is presented, representing the tangible book value per share of the Company's common stock for the past five years, which was $7.11 at the end of 1989, $7.71 at the end of 1990, $9.59 at the end of 1991, $11.94 at the end of
1992 and $13.58 at the end of 1993. This chart represents a plus 16% per annum rate of growth for the past five years.

PAGE 3:
A photo is presented of the Company's President and Chief Executive Officer and the Company's Chairman of the Board of Directors.

PAGE 5:
A bar chart is presented, representing the Company's return on equity as a percent of average equity for the past five years, which was 4.7% for 1989, 12.8% for 1990, 17.2% for 1991, 14.1% for 1992 and 12.7% for 1993.

PAGE 6:
A bar chart is presented, representing the Company's risk adjusted capital ratios in comparison with the minimum required amount. First Republic is shown as having 17.6% total risk adjusted capital, compared to 8.0% required.

PAGE 7:
A photo is presented, representing a street scene in the Chinatown District of San Francisco, California, where the Company maintains a branch, plus a smaller picture of a depositor, Dr. Godwin S. Wong, who was quoted on page 6 and materials used in the retail deposit gathering function of the Company.

First Republic Bancorp Inc.
1993 Annual Report
Edgar Version
Page 2

PAGE 8 AND CARRY OVER TO PAGE 9:
A photo appears here of the Company's Vice President of Savings and some of her customers. Additionally, small photos of the three of the Company's branch locations are included.

PAGE 10:
A bar chart appears, representing loans originated in dollars (millions) for the last five years, which were $324 million in 1989, $341 million in 1990, $445 million in 1991, $826 million in 1992 and $945 million 1993.

PAGE 11:
A photo appears, representing one of the Company's mortgage loan borrowers, Mr. Barry Bonds of the San Francisco Giants baseball team, who was quoted on page
10. Mr. Bonds appears in his home. Additionally, there is a smaller photo of Mr. Bonds on a baseball card and a mortgage loan advertisement for the Company.

PAGE 12:
A bar chart appears here, representing the Company's loan service for others in dollars (million) at the end of the last five years, which was $426 million at the end of 1989, $797 million at the end of 1990, $795 million at the end of 1991, $782 million at the end of 1992 and $814 million at the end of 1993.

PAGE 13:
Photo appears on page 13 with carryover to page 12. One of the Company's borrowers, Mr. Lenore Conroy, is pictured in front of her home with the family dog. Additionally, small photos appear of her husband and author, Mr. Pat Conroy, and the cover of his novel, The Prince of Tides.

PAGE 14:
A pie chart appears, representing the composition of the Company's loan portfolio at December 31, 1993, which was 48% secured by single family residences, 31% secured by multifamily properties, 18% secured by commercial real estate properties and 3% related to other types of loans.

PAGE 15:
A photo appears of a single family residential housing tract under construction, along with a smaller photo of a family of one of the Company's borrowers who is quoted on page 14. Additionally, there is a photo representing an advertisement by Federal National Mortgage Association.

First Republic Bancorp Inc.
1993 Annual Report
Edgar Version
Page 3

PAGE 16:
A photo appears here and carries over to page 17, depicting one of the Company's borrowers in front of his low to moderate income apartment building with several of his tenants. Additionally, smaller photos are presented of the property and the First Republic Thrift & Loan Fair Lending Statement.

PAGE 17:
A pie chart appears, representing the Company's residential loan profile by housing units. 63% of the Company's loans are located in low to moderate income census tracts, as measured by housing units, while 37% of the Company's loans are located in all other census tracts.

PAGE 18:
A bar chart appears, which represents the total loans in dollars (millions) at the end of the last five years, which was $409 million at the end of 1989, $601 million at the end of 1990, $872 million at the end of 1991, $1.068 billion at the end of 1992 and $1.256 billion at the end of 1993.

PAGE 19:
A photo appears here of a historic landmark building in San Francisco called The Flood Building. This property was renovated with the assistance of First Republic. Also included are small photos representing newspaper articles on the renovation and the owner-developer, Mr. James C. Flood, at the ribbon cutting ceremony with the mayor of San Francisco, Mr. Frank Jordan.

PAGE 42:
A photo appears here depicting the Company's Board of Directors as described in the caption below the photo, in front of a single family home in the process of construction by one of the Company's borrowers.

PAGE 44:
Three bar charts are presented, representing the following:
     1. The left chart represents average assets per employee in dollars (millions) for the last five years, which were $6.0 million for 1989, $7.1 million for 1990, $8.3 million for 1991, $9.6 million for 1992 and $9.8 million for 1993.
     2. The middle chart represents net income earned per employee in dollars (thousands), which was $15,000 for 1989, $44,000 for 1990, $79,000 for
          1991, $101,000 for 1992, and $94,000 for 1993.

First Republic Bancorp Inc.
1993 Annual Report
Edgar Version
Page 4

     3. The right-hand chart represents the Company's trend in general and administrative expenses as a percent of average assets, which was 1.67% in 1989, 1.49% in 1990, 1.44% in 1991, 1.30% in 1992 and 1.33%
          in 1993.