Form 10-K/A
period 1993-12-31
FIRST REPUBLIC BANCORP INC
filed 1994-04-05
CIK 770975

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------

                              AMENDMENT NO. 1

                                    TO
                                   FORM 10-K

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

       Registrant's telephone number, including area code: (415) 392-1400
                               ----------------
Securities registered pursuant to Section 12(b) of the Act:
                                      Name of each exchange on which registered:
                                                         New York Stock Exchange
Common Stock, $.01 par value
                                                                    and
7 1/4% Convertible Subordinated Debentures Due 2002       Pacific Stock Exchange
8 1/2% Subordinated Debentures Due 2008

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

  The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities at December 31, 1993. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline; this is the Company's cumulative position as of December 31, 1993 for the three months and less, six months and less and twelve months and less categories in accordance with its current policy of having more assets than liabilities reprice for these periods. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment generally will inhibit earnings and declining rates will serve to enhance earnings. The table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at December 31, 1993.

   ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY MATURING OR ADJUSTING DURING
                    PERIODS SUBSEQUENT TO DECEMBER 31, 1993

                                                                                              NON-
                                    3 MONTHS   3 TO 6   6 TO 12     1 TO 2        OVER      INTEREST
                          IMMEDIATE OR LESS    MONTHS    MONTHS     YEARS       2 YEARS     SENSITIVE     TOTAL
                          --------- --------  --------  --------  ----------   ----------   ---------   ----------
                                                          (IN THOUSANDS)
ASSETS:
Loans(1)................   $   --   $383,777  $383,349  $362,851  $   73,438   $   52,643   $     --    $1,256,058
Securities..............       --     73,668     9,611    23,856         --           --          --       107,135
Cash and short-term
investments.............    19,903    17,592       881     1,002         --           --          --        39,378
Noninterest-earnings
assets,  net............       --        --        --        --          --           --       14,622       14,622
                           -------  --------  --------  --------  ----------   ----------   ---------   ----------
    Total...............   $19,903  $475,037  $393,841  $387,709  $   73,438   $   52,643   $  14,622   $1,417,193
                           =======  ========  ========  ========  ==========   ==========   =========   ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Passbooks(2)............   $   --   $ 51,187  $ 20,988  $ 21,082  $   21,469   $    2,435   $     --    $  117,161
Investment certificates:
 $100,000 or greater....       --     12,389     6,086     9,582       5,675       11,115         --        44,847
 Less than $100,000.....       --    110,112    85,794   155,234     156,916       81,607         --       589,663
FHLB advances-long term.       --    223,530   115,000    40,000      40,000       40,000         --       458,530
ESOP debt...............     1,200       --        --        --          --           --          --         1,200
Other short-term debt...       --     22,380       --        --          --           --          --        22,380
Other liabilities.......       --        --        --        --          --           --       17,509       17,509
Subordinated debentures.       --        --        --        --          --        60,957         --        60,957
Stockholders' equity....       --        --        --        --          --           --      104,946      104,946
                           -------  --------  --------  --------  ----------   ----------   ---------   ----------
    Total...............   $ 1,200  $419,598  $227,868  $225,898  $  224,060   $  196,114   $ 122,455   $1,417,193
                           =======  ========  ========  ========  ==========   ==========   =========   ==========
Net repricing assets
 over (under) repricing
 liabilities equals
 primary GAP............   $18,703  $ 55,439  $165,973  $161,811  $ (150,622)  $ (143,471)  $(107,833)
Effect of interest rate
swaps...................       --     20,000    45,000       --      (40,000)     (25,000)        --
                           -------  --------  --------  --------  ----------   ----------   ---------
Hedged GAP..............   $18,703  $ 35,439  $120,973  $161,811  $ (110,622)  $ (118,471)  $(107,833)
                           =======  ========  ========  ========  ==========   ==========   =========
Hedged GAP as a
 percentage of total
 assets.................      1.32%     2.50%     8.54%    11.42%      (7.81)%      (8.36)%     (7.61)%
                           =======  ========  ========  ========  ==========   ==========   =========
Cumulative hedged GAP...   $18,703  $ 54,142  $175,115  $336,926  $  226,304   $  107,833   $     --
                           =======  ========  ========  ========  ==========   ==========   =========
Cumulative hedged GAP as
 percentage of total
 assets.................      1.32%     3.82%    12.36%    23.77%      15.97%        7.61%       0.00%
                           =======  ========  ========  ========  ==========   ==========   =========

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
                              ======  =======  ======  =======  =======  ======

 Types of Loans

  The following table sets forth by category the total loan portfolio of the Company at the dates indicated:

                                             DECEMBER 31,
                           ----------------------------------------------------
                              1993        1992       1991      1990      1989
                           ----------  ----------  --------  --------  --------
                                            (IN THOUSANDS)
LOANS:
Single family (1-4
units)...................  $  577,276  $  375,757  $270,655  $177,236  $137,898
Multifamily (5+ units)...     387,757     405,399   325,075   219,898   117,200
Commercial real estate...     229,914     204,611   209,121   156,606   131,048
Multifamily construction.       5,707      19,574    19,717    10,510     1,984
Single family
construction.............      14,512      14,703     6,912     5,140       --
Home equity credit lines.      31,213      35,255    23,755    13,137     4,712
                           ----------  ----------  --------  --------  --------
  Real estate mortgages
subtotal.................   1,246,379   1,055,299   855,235   582,527   392,842
Commercial business and
other....................       9,679      12,486    16,382    17,976    16,092
                           ----------  ----------  --------  --------  --------
  Total loans............   1,256,058   1,067,785   871,617   600,503   408,934
Unearned fee income......      (9,406)    (12,621)  (11,550)   (4,606)   (2,081)
Reserve for possible
losses...................     (12,657)    (12,686)  (11,663)   (5,254)   (2,659)
                           ----------  ----------  --------  --------  --------
  Loans, net.............  $1,233,995  $1,042,478  $848,404  $590,643  $404,194
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

                                      YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                             1993        1992       1991      1990      1989
                          ----------  ----------  --------  --------  --------
                                           (IN THOUSANDS)
RESERVE FOR POSSIBLE
LOSSES:
Balance beginning of
period..................  $   12,686  $   11,663  $  5,254  $  2,659  $  1,964
Provision charged to
expense:
  Regular reserve.......         806       1,649       921       963       680
  Recession reserve.....       4,000       6,413     5,320     1,754       --
Reserve from purchased
loans...................         200         466     2,240       --        --
Reserve of First
 Republic Savings Bank
 at acquisition.........          24         --        --        --        --
Chargeoffs on originated
loans:
  Single family.........        (209)       (328)     (259)      --        --
  Multifamily...........      (3,367)     (3,961)     (706)     (139)      --
  Commercial real
estate..................      (1,547)     (3,750)   (1,001)       --       --
  Commercial business
loans...................         (76)       (213)     (186)      (21)      --
Recoveries on originated
loans:
  Single family.........         --           50       --        --        --
  Multifamily...........         --            5        10       --        --
  Commercial real
estate..................          92         654       --        --        --
  Commercial business
loans...................          43          12         4       --        --
Acquired loans:
  Chargeoffs............         --          --        (16)     (174)     (291)
  Recoveries............           5          26        82       212       306
                          ----------  ----------  --------  --------  --------
Total chargeoffs, net of
recoveries..............      (5,059)     (7,505)   (2,072)     (122)       15
                          ----------  ----------  --------  --------  --------
Balance end of period...  $   12,657  $   12,686  $ 11,663  $  5,254  $  2,659
                          ==========  ==========  ========  ========  ========
Average loans for the
period..................  $1,154,680  $1,008,783  $700,917  $491,295  $310,097
Total loans at period
end.....................   1,233,955   1,067,785   871,617   600,503   408,934
Ratios of reserve to:
  Total loans...........        1.01%       1.19%     1.34%     0.87%     0.65%
  Nonaccruing loans.....         109%        133%       88%      684%    3,409%
  Nonaccruing assets and
     restructured
     performing loans...          45%         57%       67%      684%    3,409%
Net chargeoffs to
average loans...........        0.44%       0.74%     0.30%     0.04%    (0.01)%

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