Form 10-Q
period 1994-03-31
FIRST REPUBLIC BANCORP INC
filed 1994-05-13
CIK 770975

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


        FOR QUARTER ENDED                                COMMISSION
          March 31, 1994                             File No. 0-15882
          --------------                             -----------------

                          FIRST REPUBLIC BANCORP INC.
                          ---------------------------
                          (Exact name of registrant as
                           specified in its charter)


               DELAWARE                                  94-2964497
   --------------------------------             -----------------------------
     State or other jurisdiction                       (IRS Employer
   of incorporation or organization                  Identification No.)

                               388 Market Street
                        San Francisco, California 94111
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (415) 392-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
             (Former name, former address, and former fiscal year,
                         if changed since last report)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

Common Stock , par value $.01 per share, of First Republic Bancorp Inc. outstanding at May 9, 1994, 7,809,032 shares.

                          First Republic Bancorp Inc.
                                   Form 10-Q

                                 March 31, 1994

                                     INDEX

                                                                PAGE
                                                                ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Consolidated Balance Sheet -
          March 31, 1994 and December 31, 1993                   3

          Consolidated Statement of Income -  Quarters
          Ended March 31, 1994 and 1993                          5

          Consolidated Statement of Cash Flows -
          Quarters ended March 31, 1994 and 1993                 6

          Notes to Consolidated Financial
          Statements                                             7

 Item 2 - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                              8

PART II - OTHER INFORMATION                                     26

 Item 1 - Legal Proceedings

 Item 2 - Changes in Securities

 Item 3 - Defaults Upon Senior Securities

 Item 4 - Submission of Matters to a Vote of Security Holders

 Item 5 - Other Information

 Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES                                                      28

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           The following interim consolidated financial statements are unaudited. However, they reflect all adjustments (which included only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented.

 FIRST REPUBLIC BANCORP INC.
 CONSOLIDATED BALANCE SHEET

                                                                   March 31,        December 31,
                                                                     1994              1993
                                                                --------------    --------------
                                                                 (Unaudited)
ASSETS
 Cash                                                           $   12,686,000    $   19,903,000
 Federal funds sold and short term investments                      19,381,000        18,883,000
 Interest bearing deposits at other financial institutions             396,000           592,000
 Investment securities (net)                                        81,944,000        84,208,000
 Federal Home Loan Bank Stock, at cost                              24,676,000        22,927,000
                                                                --------------    --------------
                                                                   139,083,000       146,513,000
Loans
 Single family (1-4 unit) mortgages                                609,500,000       546,232,000
 Multifamily (5+ units) mortgages                                  382,228,000       387,757,000
 Commercial real estate mortgages                                  231,761,000       229,914,000
 Commercial business loans                                           7,615,000         8,346,000
 Multifamily construction                                           10,452,000         5,707,000
 Single family construction                                         20,337,000        14,512,000
 Equity lines of credit                                             29,168,000        31,213,000
 Leases, contracts and other                                           893,000         1,333,000
 Loans held for sale                                                40,771,000        31,044,000
                                                                --------------    --------------
                                                                 1,332,725,000     1,256,058,000
Less
 Unearned loan fee income                                           (8,118,000)       (9,406,000)
 Reserve for possible losses                                       (16,661,000)      (12,657,000)
                                                                --------------    --------------
  Net loans                                                      1,307,946,000     1,233,995,000

 Accrued interest receivable                                         9,210,000         8,110,000
 Purchased servicing and premium on sale of loans                      979,000         1,154,000
 Prepaid expenses and other assets                                  12,671,000        13,786,000
 Premises, equipment and leasehold improvements,
  net of accumulated depreciation                                    3,937,000         3,674,000
 Real estate owned (REO) and in substance foreclosed REO            10,162,000         9,961,000
                                                                --------------    --------------
                                                               $ 1,483,988,000    $1,417,193,000
                                                               ===============    ==============

FIRST REPUBLIC BANCORP INC.
 CONSOLIDATED BALANCE SHEET

                                                         March 31,         December 31,
                                                           1994              1993
                                                      -------------     --------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Thrift certificates
 Passbook and MMA accounts                            $  117,793,000    $  117,161,000
 Investment certificates                                 691,374,000       634,510,000
                                                      --------------    --------------
  Total thrift certificates                              809,167,000       751,671,000

 Interest payable                                          7,894,000         8,105,000
 Custodial receipts on loans serviced for others             602,000         1,046,000
 Other liabilities                                         3,874,000         8,358,000
 Federal Home Loan Bank advances                         493,530,000       468,530,000
 Other borrowings                                          1,063,000        13,580,000
                                                      --------------    --------------
  Total senior liabilities                             1,316,130,000     1,251,290,000

 Senior subordinated debentures                            9,978,000         9,981,000
 Subordinated debentures                                  17,585,000        16,476,000
 Convertible subordinated debentures                      34,500,000        34,500,000
                                                      --------------    --------------
  Total liabilities                                    1,378,193,000     1,312,247,000
                                                      --------------    --------------

Stockholders' equity
 Common stock                                                 78,000            77,000
 Capital in excess of par value                           74,405,000        71,124,000
 Retained earnings                                        32,795,000        35,296,000
 Deferred compensation -- ESOP                            (1,063,000)       (1,200,000)
 Treasury Shares, at cost                                   (420,000)         (351,000)
                                                      --------------    --------------
  Total stockholders' equity                             105,795,000       104,946,000
                                                      --------------    --------------
                                                      $1,483,988,000    $1,417,193,000
                                                      ==============    ==============

FIRST REPUBLIC BANCORP INC.
 CONSOLIDATED STATEMENT OF INCOME
 (unaudited)

                                                                  QUARTER ENDED
                                                                     March 31,
                                                          ---------------------------
                                                             1994            1993
                                                          -----------     -----------
Interest income:
 Interest on real estate and other loans                  $23,359,000     $23,031,000
 Interest on investments                                    1,574,000       1,178,000
                                                          -----------     -----------
  Total interest income                                    24,933,000      24,209,000
                                                          -----------     -----------
Interest expense:
 Interest on thrift accounts                                8,792,000       8,898,000
 Interest on notes, debentures and other borrowings         6,091,000       5,268,000
                                                          -----------     -----------
  Total interest expense                                   14,883,000      14,166,000
                                                          -----------     -----------
Net interest income                                        10,050,000      10,043,000
Provision for losses                                        5,005,000       1,283,000
                                                          -----------     -----------
Net interest income after provision for losses              5,045,000       8,760,000
                                                          -----------     -----------
Non-interest income:
 Servicing fees, net                                          428,000         264,000
 Loan and related fees                                        493,000         360,000
 Gain on sale of loans                                        574,000         364,000
 Other income                                                  15,000           2,000
                                                          -----------     -----------
  Total non-interest income                                 1,510,000         990,000
                                                          -----------     -----------
Non-interest expense:
 Salaries and related benefits                              1,929,000       1,489,000
 Occupancy                                                    609,000         425,000
 Advertising                                                  580,000         309,000
 Professional fees                                            139,000         155,000
 FDIC insurance premiums                                      428,000         453,000
 REO costs and losses                                         113,000         893,000
 Other general and administrative                           1,616,000       1,033,000
                                                          -----------     -----------
  Total non-interest expense                                5,414,000       4,757,000
                                                          -----------     -----------
Income before income taxes                                  1,141,000       4,993,000
Provision for income taxes                                    481,000       2,047,000
                                                          -----------     -----------
Net income                                                $   660,000     $ 2,946,000
                                                          ===========     ===========
Net income adjusted for effect of convertible
 issue, used in fully diluted EPS - 1993 only                      --     $ 3,348,000
                                                          ===========     ===========
Primary earnings per share                                      $0.08           $0.37
                                                          ===========     ===========
Weighted average shares - primary                           8,077,221       7,982,326
                                                          ===========     ===========
Fully diluted earnings per share                                $0.08           $0.32
                                                          ===========     ===========
Weighted average shares - fully diluted                    10,601,441      10,506,584
                                                          ===========     ===========

FIRST REPUBLIC BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                      Quarter ended
                                               -----------------------------
                                                        March 31,
                                               -----------------------------
                                                    1994            1993
                                               -------------    ------------
Operating Activities
 Net Income                                    $     660,000    $  2,946,000
 Adjustments to reconcile net income to net
  cash provided (used) by operating
   activities:
   Provision for losses                            5,005,000       1,283,000
   Provision for depreciation and
    amortization                                     549,000         442,000
   Amortization of loan fees                      (1,060,000)     (1,143,000)
   Amortization of investment securities
    premiums                                          53,000          33,000
   Loans originated for sale                     (62,999,000)    (89,237,000)
   Loans sold into commitments                    53,272,000      61,003,000
   Deferred taxes                                   (645,000)       (664,000)
   Net gains on sale of loans                       (574,000)       (364,000)
   Increase in interest receivable                (1,304,000)       (461,000)
   Decrease in interest payable                     (211,000)       (503,000)
   Decrease in other assets                        1,146,000       1,105,000
   Increase (decrease) in other liabilities       (4,283,000)        769,000
                                               -------------    ------------
   Net Cash (Used) By Operating Activities       (10,391,000)    (24,791,000)

Investment Activities
   Loans originated                             (165,601,000)    (62,379,000)
   Other loans sold                               18,288,000             ---
   Principal payments on loans                    80,494,000      36,273,000
   Purchases of investment securities             (5,254,000)     (7,516,000)
   Repayments of investment securities             2,213,000       1,262,000
   Net decrease in short term investments            196,000             ---
   Additions to fixed assets                        (446,000)       (127,000)
   Net proceeds from sale of real estate
    owned                                          2,506,000       1,586,000
                                               -------------    ------------
   Net Cash (Used) by Investing Activities       (67,604,000)    (30,901,000)

Financing Activities
   Net increase in thrift passbooks                  632,000       1,082,000
   Issuance of investment certificates           115,402,000      57,992,000
   Repayments of investment certificates        ( 58,538,000)    (64,925,000)
   Increase in long-term FHLB advances            35,000,000      10,000,000
   Repayments of other long-term borrowings         (137,000)       (119,000)
   Net decrease in short-term borrowings         (22,380,000)            ---
   Decrease in deferred compensation - ESOP          137,000         119,000
   Repayment of subordinated debentures               (7,000)         (9,000)
   Issuance of subordinated debentures             1,113,000             ---
   Proceeds from employee stock purchase plan         51,000             ---
   Proceeds from common stock options
    exercised                                         72,000          19,000
   Purchase of Treasury Stock                        (69,000)            ---
                                               -------------    ------------
   Net Cash Provided by Financing Activities      71,276,000       4,159,000

Decrease in Cash and Cash Equivalents             (6,719,000)    (51,533,000)

Cash and Cash Equivalents at Beginning of
 Period                                           38,786,000      98,301,000
                                               -------------    ------------
Cash and Cash Equivalents at End of Period     $  32,067,000    $ 46,768,000
                                               =============    ============

                          FIRST REPUBLIC BANCORP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of First Republic Bancorp Inc. ("First Republic") include its subsidiaries, First Republic Thrift & Loan ("First Thrift"), First Republic Mortgage Inc. and First Republic Savings Bank. First Republic Savings Bank, an FDIC-insured Nevada thrift and loan, was acquired in December 1993 for a cash purchase price of $1,414,000; at acquisition, its assets totalled $2,105,000 and its deposit liabilities totalled $762,000. First Republic and its subsidiaries are collectively referred to as the "Company."
All material intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to the 1993 financial statements in order for them to conform with the 1994 presentation.

These interim financial statements should be read in conjunction with the Company's 1993 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter ended March 31, 1994 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments would be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded form operations and reported as a separate component of stockholders' equity. The Company implemented SFAS No. 115 in the first quarter of 1994, at which time substantially all of the Company's investments were classified as held to maturity. The impact on the Company's results of operations and financial position of implementing SFAS No. 115 was immaterial.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under the provisions of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on one of the following: (i) the present value of expected future cash flows discounted at the loan's effective interest rate,

(ii) the fair value of the underlying collateral or (iii) the fair value of the loan. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for losses. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. Earlier implementation is permitted. The Company plans to implement SFAS No. 114 for the year ended December 31, 1995. The impact of the statement on the Company's results of operations and financial position is expected to be immaterial.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
GENERAL
- -------

First Republic Bancorp Inc. ("First Republic" and with its subsidiaries, the "Company") is a financial services company operating in California and Nevada as a thrift and loan holding company and as a mortgage banking company, originating, holding or selling, and servicing mortgage loans. First Republic owns First Thrift, a California-chartered, FDIC-insured, thrift and loan subsidiary, First Republic Savings Bank and also a real estate loan origination subsidiary in Las Vegas, Nevada.

The Company is primarily engaged in originating residential real estate secured loans on single family residences and multifamily properties. The Company's loan portfolio also contains loans secured by commercial properties. Currently, the Company's strategy is to emphasize the origination of single family and multifamily mortgage loans and to limit the origination of commercial real estate mortgage loans. Lending activities in Las Vegas are primarily focused on single family and multifamily residential construction projects. The Company emphasizes its real estate lending activities in San Francisco, Los Angeles and Las Vegas because of the proximity of its loan offices and the experience of executive management with real estate in these areas. In addition to the Company performing an underwriting analysis on each borrower and obtaining independent property appraisals, an officer of the Company generally visits each property or project prior to the loan closing.

During the first three months of 1994, the Company continued its focus on single family lending and mortgage banking begun in 1992. Total loans of all types originated by the Company in 1993 were $944.8 million, compared to loan originations of $826.2 million in 1992 and loan sales were $425.5 million in 1993 compared to loan sales of $373.6 million in 1992. For the three months ended March 31, 1994, the Company originated $228.6 million of loans and loan sales were $71.6 million, as compared to loan originations of $151.6 million and loan sales of $61.0 million for the three months ended March 31, 1993. The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market and has purchased mortgage loan servicing rights from others, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $822.4 million in loans at March 31, 1994.

- -------------------

The following table presents certain performance ratios and share data information for the Company for the last three years and the first quarter of the two most recent years.

                                                          At or for the quarter           At or for the Year
                                                             Ended March 31,               Ended December 31,
                                                         -----------------------    -------------------------------
                                                            1994         1993         1993       1992        1991
                                                         ---------     ---------    --------   ---------   --------
Performance Ratios:
 Return on average assets*                                  0.18%        .96%         0.97%      1.06%       0.96%
 Return on average equity*                                  2.49       12.60         12.65      14.10       17.22
 Average equity to average assets                           7.37        7.62          7.51       7.51        5.55
 Leverage ratio                                             7.36        7.76          7.65       7.58        6.81
 Total risk-based capital ratio                            17.68       17.07         17.62      16.90       13.60
 Net interest margin*                                       2.83        3.29          3.25       3.30        3.45
 Non-interest expense to average assets*                    1.47        1.26          1.33       1.30        1.44
 Nonaccruing assets to total assets                         1.95        1.81          1.55       1.54        1.50
 Nonaccruing assets and restructured performing
  loans to total assets                                     2.72        2.58          2.00       1.81        1.86
 Net loan chargeoffs to average loans*                      0.32        0.34          0.44       0.74        0.30
 Reserve for possible losses to total loans                 1.25        1.17          1.01       1.19        1.34
 Reserve for possible losses to nonaccruing loans             89%         93%          109%       133%         88%


Share Data:
 Common and equivalent shares outstanding              7,729,468   7,717,989     7,718,791  7,716,086   6,182,260
 Tangible book value per fully-diluted common share       $13.67      $12.34        $13.58     $11.94       $9.59

- -------------
*Three months data is annualized

First Thrift's retail deposits and FHLB advances are the Company's principal source of funds with loan principal repayments, sales of loans, and the proceeds from debt and equity financings as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San Diego County, California and in Las Vegas, Nevada.

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 35% of its total assets or approximately $507 million of FHLB advances at March 31, 1994. Such advances are collateralized by real estate mortgage loans and $493.5 million has been advanced at March 31, 1994. Membership in the FHLB provides First Thrift with an alternative funding source for its loans and creates opportunities for the Company to improve the matching of assets with liabilities.

First Thrift, whose thrift certificates are insured by the FDIC, operates three branches in San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. As of March 31, 1994, First Thrift had total assets of $1,447,737,000, tangible shareholder's equity of $120,538,000 and total capital, consisting of tangible shareholder's equity, subordinated capital notes and reserves of $148,283,000. At March 31, 1994, First Thrift's tangible shareholder's equity as a percentage of total assets was 8.33% and its total capital as a percentage of risk adjusted assets was 14.51%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at

- -------------------

8.57%, using Tier 1 capital ( as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

In 1992, the Company implemented procedures requiring annual or more frequent asset reviews of its multifamily and commercial real estate loans. As part of these asset review procedures, recent financial statements on the property and/or borrower are analyzed to determine the current level of occupancy, revenues and expenses as well as to investigate any deterioration in the value of the real estate collateral or in the borrower's financial condition since origination or the last review. Upon completion, an evaluation or grade is assigned to each such loan. These asset review procedures provide management with additional information for assessing asset quality.

Since September 1992, the Company has maintained an insurance policy to cover a portion of the risk of loss that might result from earthquake damage to properties securing real estate mortgage loans in its loan portfolio. Under a policy extending until August 1994, the Company is self-insuring for the first $12,500,000 of any loss as a result of damage to underlying collateral and the insurance policy covers up to an additional $8,000,000 of loss. In obtaining this insurance coverage, the Company was assisted by an engineering consulting firm which analyzed the location and construction attributes of certain of the properties that secure the Company's loans.

LIQUIDITY
- ---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At March 31, 1994, the investment securities portfolio of $81,944,000, plus cash and short term investments of $32,659,000, amounted to $114,603,000, or 8% of total assets. At March 31, 1994, substantially all of the Company's investments mature within twelve months or are adjustable rate securities. At March 31, 1994, the Company owned no investments of a trading nature.

Additional sources of liquidity at March 31, 1994 are provided by borrowings collateralized by investment securities of approximately $75,000,000, available unused FHLB advances of approximately $13,000,000 and loans held for sale of $40,771,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
- ------------------------------

Management seeks to manage its asset and liability portfolios to earn a satisfactory level of net interest income while minimizing the potential impact of fluctuating interest rates. To achieve this objective, the Company's strategy is to manage the rate sensitivity and maturity balance of its interest-earning assets and interest-bearing liabilities by emphasizing the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at March 31, 1994 approximately 48% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates. Therefore, management believes that interest rates on the Company's liabilities will tend to rise more quickly in a rapidly rising interest rate environment than rates on these assets, which could cause a decrease in the Company's net interest margin. Conversely, the Company could experience a decrease in its net interest income if the general level of interest rates were to drop quickly because the average maturity of its deposits may be longer than the average maturity (or length of time before repricing of variable rate assets) of its loan and investment portfolios, both evaluated on a periodic basis.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at March 31, 1994. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. As of March 31, 1994, approximately 67% of the Company's interest earning assets and 52% of interest bearing liabilities will reprice within the next six months and the Company's one-year cumulative GAP, or ratio of repricing assets to repricing liabilities is positive 26.4%. Generally, this means its assets would be expected to reprice more quickly than its liabilities which could result in the Company's net interest spread declining if interest rates decline rapidly or increasing if interest rates rise rapidly. See "-Results of Operations" for a discussion of the change in the Company's net interest spread for the quarter ended March 31, 1994. During the generally declining interest rate environment of 1992 and 1993, the Company maintained a relatively stable net interest margin. Although the Company's one-year cumulative gap was positive during this period, the majority of its loans reprice based on an interest rate index which lags market rates and a portion of the Company's loans carry minimum interest rates, or floors, which became effective as rates declined. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at March 31, 1994:

- ------------------------------------------

                    ASSET & LIABILITY REPRICING SENSITIVITY
                      FIRST REPUBLIC BANCORP CONSOLIDATED
                                 March 31, 1994
                                    (000's)

                                          3 Months    3 to        6 to       1 to       2 to       Over    Non Interest
                              Immediate    or Less  6 Months   12 Months    2 Years   5 Years     5 Years    Sensitive      TOTAL
                              ---------   --------  --------   ---------   --------   --------   --------  ------------   ---------
ASSETS:
Loans                                 0    391,602   479,082     344,916     66,885     22,201     28,039            0    1,332,725
Securities                            0     72,243     9,916      24,446          0          0         15            0      106,620
Cash & short-term
 investments                     12,686     18,776     1,001           0          0          0          0            0       32,463
Non-interest bearing
 assets, net                          0          0         0           0          0          0          0       12,181       12,181
                                 ------    -------   -------     -------   --------    -------     -------    --------    ---------
 TOTAL                           12,686    482,621   489,999     369,362     66,885     22,201     28,054       12,181    1,483,989

LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Passbooks (1)                         0     51,692    20,728      19,786     23,024      2,563          0           0       117,793
Investment Certificates:
 100K or greater                      0      7,778     4,923      10,524      7,907      9,481        413           0        41,026
 Less than 100K                       0    100,137    99,393     204,365    160,088     81,432      4,933           0       650,348
FHLB advances - long term             0     99,000   182,170     114,360     50,000      8,000     40,000           0       493,530
ESOP debt                         1,063          0         0           0          0          0          0           0         1,063
Other short-term debt                 0          0         0           0          0          0          0           0             0
Other liabilities                     0          0         0           0          0          0          0      12,371        12,371
Subord debt                           0          0         0           0          0          0     62,063           0        62,063
Equity                                0          0         0           0          0          0          0     105,795       105,795
                                 ------    -------   -------     -------   --------    -------    -------    --------     ---------
 TOTAL                            1,063    258,607   307,214     349,035    241,019    101,476    107,409     118,166     1,483,989

Repricing Assets
 over (under) liab               11,623    224,014   182,785      20,327   (174,134)   (79,275)   (79,355)   (105,985)            0
Effect of swaps                       0     45,000    20,000           0    (40,000)         0    (25,000)          0             0
                                 ------    -------   -------     -------   --------    -------    -------    --------     ---------
Hedged gap                       11,623    179,014   162,785      20,327   (134,134)   (79,275)   (54,355)   (105,985)            0
                                 ======    =======   =======     =======   ========    =======    =======    ========     =========
Gap as % of
 Total assets                      0.82%     12.63%    11.49%       1.43%     -9.46%     -5.59%     -3.84%      -7.48%        0.00%
                                 ======    =======   =======     =======   ========    =======    =======    ========     =========
Cumulative gap                   11,623    190,637   353,422     373,749    239,615    160,340    105,985           0            0
                                 ======    =======   =======     =======   ========    =======    =======    ========     =========
Cumulative gap
 as % of assets                    0.82%     13.45%    24.94%      26.37%     16.91%     11.31%      7.48%       0.00%        0.00%
                                 ======    =======   =======     =======   ========    =======    =======    ========     =========

(1) Passbook amounts are allocated based on management's experience of historical interest rate volatility and passbook erosion rates. However, all passbook accounts are contractual subject to immediate withdrawal and immediate repricing.

- ------------------------------------------

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, certain assets, such as adjustable rate mortgages and mortgage related investments, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities, including the utilization of interest rate caps.

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,040,000,000 which terminate in periods ranging from August 1994 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 13% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements. The cost of interest rate cap transactions is amortized over their lives and totalled $240,000 and $191,000 for the quarters ended March 31, 1994 and 1993, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At March 31, 1994, the Company had entered into interest rate swaps with the FHLB for $45,000,000 and with an investment banking firm for $20,000,000 to convert the fixed rate on long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of approximately 12 years at March 31, 1994, reduces the repricing volatility in the Company's balance sheet and the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to credit and market losses if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company is not aware of any reason which should cause it to anticipate such nonperformance.

Since August 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At March 31, 1994, total FHLB advances outstanding were $493,530,000. Of this amount, $426,330,000 had an original maturity of 10 years or more

- ------------------------------------------

and $40,000,000 had an original maturity of five years. Also, $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The remaining $4,000,000 was due in three years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives.

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of thrift balances which may be raised to twenty times its shareholder's equity. At March 31, 1994, based on the amount of thrift certificates outstanding, First Thrift was required to maintain shareholder's equity of approximately $40,000,000, compared with actual shareholder's equity of $120,538,000.

CAPITAL RESOURCES
- -----------------

The Company continues to maintain a strong capital base. At March 31, 1994 the Company's total capital, including total stockholders' equity, senior subordinated debentures, convertible subordinated debentures and reserves was $184,519,000. Total stockholders' equity at March 31, 1994 has increased by $849,000 since December 31, 1993. This increase is the result of increases from net income of $660,000, the repayment of $137,000 of the Company's ESOP notes payable during the period, and an increase of $123,000 from proceeds received upon the exercise of options on common stock or sales of common stock under the Company's Employee Stock Purchase Plan. The Company also purchased 5,047 treasury shares at a cost of $69,000.

First Republic is not a bank holding company and unlike First Thrift, is not directly regulated or supervised by the FDIC, the Federal Reserve Board, or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at March 31, 1994 its leverage ratio would have been 7.36% and, its total risk based capital ratio would have been 17.68%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital, are not limited to 50% of Tier 1 capital and the reserve for possible losses is not limited to 1.25% of risk-adjusted assets.

During the second quarter of 1993, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase from time to time up to 206,000 shares of its common stock, either in open market transactions or in block purchases. As of March 31, 1994, 30,797 shares have been repurchased under this program.

First Republic has used, and expects to continue to use, the proceeds from the issuance of common stock, preferred stock and subordinated debentures to, in part, provide capital to its thrift and loan subsidiaries, First Thrift and First Republic Savings Bank. For the first quarter of 1994, First Republic received from First Thrift dividends of $500,000 representing approximately 30% of First Thrift's earnings plus interest payments of $388,000. The ability of First Republic to receive future dividends and other payments from First Thrift depends upon the operating results and capital levels of First Thrift, restrictions upon such payments imposed by creditors of First Thrift, FDIC regulations and other governmental regulations governing First Thrift.

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------ ------------------------------------------------------
                         March 31, 1993
                         --------------

The Company derives its income from three principal areas of business: (1) net interest income which is the difference between the interest income the Company receives on interest-earning portfolio loans and investments and the interest expense it pays on interest-bearing liabilities such as customer deposits and borrowings; (2) mortgage banking operations involving the origination and sale of real estate secured loans; and (3) servicing fee income which results from the ongoing servicing of such loans for investors and the servicing of other loans pursuant to purchased servicing rights.

During the first quarter of 1994, First Republic's total assets grew to $1,483,988,000 at March 31, 1994 from $1,417,193,000 at December 31, 1993, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the first quarter of 1994 were $228,600,000, compared to loan originations for the first quarter of 1993 of $151,616,000. The increased level of loan originations for the first quarter of 1994 resulted primarily from an increase in the number of loan officers employed by the Company and the closing of loans previously committed to at the relatively lower rates of interest which have been available to borrowers. For 1993 and the first quarter of 1994, loan originations have been concentrated primarily in single family lending due to the Company's reduced emphasis on multifamily and commercial real estate loans. Single family loans originated in the first quarter of 1994 increased to $196,800,000 compared to $133,100,000 in the first quarter of 1993 and $757,100,000 for all of 1993.

Mortgage banking activity resulted in the sale of $71,560,000 of single family loans to secondary market investors during the first quarter of 1994, compared with $61,003,000 in the first quarter of 1993. The Company's portfolio of real estate loans serviced for secondary market investors increased to $822,410,000 at March 31, 1994 from $814,453,000 at December 31, 1993, as loan sales exceed prepayments of existing loans serviced. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

Net income of $660,000 for the first quarter in 1994 decreased $2,286,000 from net income of $2,946,000 in the same quarter of 1993. This decline is primarily due to a $4,000,000 special reserve provision relating to the effects of the January 17, 1994 earthquake which struck Los Angeles, as more fully discussed under the caption "Asset Quality and Provision for Possible Losses." Other significant components effecting net income were a decrease of $278,000 in provision for losses (excluding the special earthquake reserve), higher non-interest income of $550,000, higher other non-interest expenses of $657,000, and a lower provision for income taxes of $1,566,000. Fully diluted earnings per share (EPS) were $0.08 for 1994, down from $0.32 for the similar period in 1993. The special earthquake reserve, net of tax benefits, reduced fully diluted EPS by approximately $0.24 in the first quarter of 1994.

Total interest income increased to $24,933,000 for the first quarter of 1994 from $24,209,000 for the first quarter of 1993. Interest income on real estate and other loans increased to $23,359,000 for the first quarter of 1994, compared to $23,031,000 in 1993. The yield on

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

average loans declined to 7.28% in the first quarter of 1994, from 8.39% for the same quarter of 1993, primarily due to lower market interest rates, and the effect of an increased percentage of single family loans earning relatively low initial rates of interest. The Company's net loans receivable outstanding increased from $1,256,058,000 at December 31, 1993 to $1,332,725,000 at March
31, 1994. As a percentage of the Company's permanent loan portfolio, single family loans increased to 49% at March 31, 1994 from 39% at March 31, 1993.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a higher average rate. Such interest income was $1,574,000 in 1994 compared to $1,178,000 in 1993. The average investment position was $138,651,000 during the first quarter of 1994 and earned 4.55% compared to an average position of $123,925,000 earning 3.85% during the first quarter of 1993. In 1994, the Company has decreased its short-term liquidity position and increased its investment securities. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the first quarter has increased to $14,883,000 in 1994 from $14,166,000 in 1993. Total interest expense consists of interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and investment certificates), decreased to $8,792,000 in the first quarter of 1994 from $8,898,000 in the first quarter of 1993 because of lower average rates paid on such deposit accounts. Interest expense on other borrowings increased to $6,091,000 in the first quarter of 1994 from $5,268,000 in the first quarter of 1993, primarily due to a higher average level of FHLB advances. The rate paid on average total interest-bearing liabilities declined to 4.51% for 1994's first quarter from 5.04% for 1993's first quarter.

In mid-1990, the Company implemented a funding strategy which resulted in a lower average total cost of funds on a year-to-year basis and reduced certain noninterest expenses such as advertising costs. First Thrift became the first voluntary member of the San Francisco FHLB in 1990 and began to utilize FHLB advances as an alternative source of funds for asset growth. The Company's total outstanding FHLB advances were $493,530,000 and $468,530,000 at March 31, 1994 and December 31, 1993, respectively. The total cost of FHLB advances has been lower than the total costs of deposits, due in part to the fact that such advances require no deposit insurance premiums and operational overhead costs are less than those associated with deposits. In a rising interest rate environment, the interest rates paid on First Thrift's FHLB advances may tend to increase faster than rates paid on the Company's deposits because the underlying indices in which these adjustable rate advances reprice tends to be more sensitive to conditions in the general interest rate environment. Advances from the FHLB must be collateralized by the pledging of mortgage loans which are assets of First Thrift and, although First Thrift may substitute other loans for such pledged loans, First Thrift is restricted in its ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. At March 31, 1994, First Thrift had an approved borrowing capacity with the FHLB for $13,000,000 of additional borrowings or equal to approximately 35% of the First Thrift's total assets. Because the First Thrift's outstanding FHLB advances represented approximately 34% of total assets at March 31, 1994, the Company expects that deposits will fund a greater percentage of future asset growth and, as a result, the average total

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

cost of funds may increase as the costs of expanding the Company's retail deposit base are incurred.

The Company's net interest income was $10,050,000 for the first quarter of 1994, compared to $10,043,000 for the first quarter of 1993, primarily as a result of earning a lower spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 2.83% for the first quarter of 1994, compared to 3.29% for the same period of 1993. The change in net interest margin resulted from the reduced yields on a larger volume of new single family adjustable rate loans, an increase during the quarter in the level of nonearning loans of approximately 0.40% of total assets and a continued emphasis on gathering deposits with maturities of one year or more in the face of increasing interest rates.

Non-interest income for the first quarter of 1994 increased to $1,510,000 from $990,000 in the first quarter of 1993, due to a higher level of gains on sale of loans. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and purchased mortgage servicing rights, was $428,000 for the first quarter of 1994 compared to $264,000 for the same period of 1993, primarily as a result of lower amortization on the Company's purchased mortgage servicing rights which have been almost fully amortized at March 31, 1994. The average balance of the servicing portfolio increased to $821,597,000 for the first quarter of 1994 compared to $789,071,000 for all of 1993.

Total loans serviced were $822,410,000 at March 31, 1994 and $814,453,000 at December 31, 1993. The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees ranging from 0.125% to 1.25% of the outstanding loan balance which averaged approximately 0.33% for the first quarter of 1994 compared to 0.38% for all of 1993.

For the first quarter, loan and related fee income was $493,000 in 1994 and $360,000 in 1993. This category includes documentation and processing fees which vary with loan volume and market conditions, late charge income which generally increases as the loan and servicing portfolios grow, and prepayment penalty income which generally varies with loan activity.

The Company sells whole loans and loan participations in the secondary market under several specific programs. Loan sales were $71,560,000 for the first quarter of 1994 and $61,003,000 for the first quarter of 1993. A focus of the Company's mortgage banking activities has been to enter into formal commitments and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has identified, from time-to-time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio.

The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains will fluctuate. The Company computes a

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

gain on sale at the time of sale by comparing sales price with carrying value and by calculating a capitalized premium, if any. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. The sale of loans resulted in gains of $574,000 for the first quarter of 1994, compared to $364,000 for the same period of 1993. As a result of the recent increases in mortgage interest rates beginning in early 1994, the Company expects that future loan origination activity will shift from fixed rate loans sold into the secondary market to adjustable rate mortgages originated for the Company's balance sheet. Additionally, the mix of such lending is expected to reflect reduced refinance activity by borrowers and increased home loan purchase activity in the Company's markets. Depending on market conditions and other factors, the Company expects a decrease in the future level of loan sales, resulting in lower levels of gain on sale of loans.

Non-interest expense totalled $5,414,000 for the first quarter of 1994, compared to $4,757,000 for the same period in 1993. The Company's non-interest expense for the first quarter of 1994 included $113,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties compared to $893,000 in the first quarter of 1993. Since January 1, 1993, the Company has followed the AICPA's Statement of Position ("SOP") 92-3 which requires chargeoffs to the reserve for possible losses to be recorded upon foreclosure and for expenses or losses on REO, including subsequent decreases in estimated fair values, to be expensed as incurred.

The Company incurred increased costs to manage its larger balance sheet and expanded operations, in the first quarter of 1994 compared to the first quarter of 1993. In 1994, the Company's expenses include the occupancy, personnel and advertising costs of three new deposit branches, higher payroll taxes and other employee benefit costs, and increased expenses resulting from the origination of single family loans on which processing fees or points were not collected from the borrowers. As a percentage of total assets, recurring general and administrative expenses, excluding REO related costs, were 1.47% for the first quarter of 1994, compared to 1.26% for the first quarter of 1993 and 1.33% for all of 1993.

The following table presents for the first quarter of 1994 and 1993, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest not accrued is excluded. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35% for 1993 and for 1994.

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------


                                                                               Quarter Ended March 31,
                                                         -------------------------------------------------------------------
                                                                       1994                               1993
                                                         --------------------------------   --------------------------------
                                                          Average                Yields/     Average                Yields/
                                                          Balance     Interest    Rates      Balance     Interest    Rates
                                                         ----------   --------   --------   ----------   --------   --------
                                                                                   (In thousands)

ASSETS:
Interest-bearing deposits with other institutions        $      442    $     5      4.52%   $      690    $    10      5.80%
Short-term investments                                       30,718        252      3.28        62,637        502      3.21
Investment securities                                       107,491      1,320      4.91        60,598        681      4.50
Loans                                                     1,283,636     23,359      7.28     1,098,203     23,031      8.39
                                                         ----------    -------              ----------    -------

 Total earning assets                                     1,422,287     24,936      7.01     1,222,128     24,224      7.93
                                                                       -------                            -------

Non interest-earning assets                                  15,556                              4,611
                                                         ----------                         ----------

 Total average assets                                    $1,437,843                         $1,226,739
                                                         ==========                         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Passbooks                                                $  116,169    $   838      2.89%   $  112,893    $   965      3.42%
Investment certificates                                     663,390      7,954      4.80       580,097      7,933      5.47
                                                         ----------    -------              ----------    -------

 Total thrift certificates                                  779,559      8,792      4.51       692,990      8,898      5.14

Other borrowings                                            478,831      4,706      3.93       375,752      3,962      4.22
Subordinated debentures                                      61,710      1,385      8.98        55,045      1,307      9.50
                                                         ----------    -------              ----------    -------

 Total interest-bearing liabilities                       1,320,100     14,883      4.51     1,123,787     14,167      5.04
                                                                       -------                            -------

Non interest-bearing liabilities                             11,736                              9,449
Stockholders' equity                                        106,007                             93,503
                                                         ----------                         ----------

 Total average liabilities and stockholders' equity      $1,437,843                         $1,226,739
                                                         ==========                         ==========

Net interest spread                                                                 2.50%                              2.89%
Net interest income and net interest margin                            $10,053      2.83%                 $10,057      3.29%
                                                                       =======                            =======

The Company's balance sheet at March 31, 1994 is generally comparable to that at December 31, 1993. Total assets have increased $66,795,000 to $1,483,988,000. Loans held for sale increased $9,727,000 and other loans in the Company's portfolio increased $66,940,000, including an increase of $63,268,000 in single family mortgages. Funds were raised primarily by increased FHLB advances of $25,000,000 and higher deposits of $57,496,000. The Company's reserve for possible losses was $16,661,000 at March 31, 1994, and there were nine foreclosed real estate properties and one loan treated as foreclosed in substance resulting in other real estate owned with a value of $10,162,000.

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
- -----------------------------------------------

The level of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased the dollar amount and relative percentage of its loans secured by single family residences.

                                                                 December 31,
                                        March 31,      ---------------------------------
                                          1994              1993              1992
                                     ---------------   ---------------   ---------------

LOANS:
Single family (1-4 units)            $  644,773,000    $  577,276,000    $  375,757,000
Multifamily (5+ units)                  382,228,000       387,757,000       405,399,000
Commercial real estate                  231,761,000       229,914,000       204,611,000
Multifamily construction                 10,452,000         5,707,000        19,574,000
Single family construction               20,337,000        14,512,000        14,703,000
Home equity credit lines                 29,168,000        31,213,000        35,255,000
                                     --------------    --------------    --------------

 Real estate mortgages subtotal       1,318,719,000     1,246,379,000     1,055,299,000

Commercial business and other            14,006,000         9,679,000        12,486,000
                                     --------------    --------------    --------------

 Total loans                          1,332,725,000     1,256,058,000     1,067,785,000

Unearned fee income                      (8,118,000)       (9,406,000)      (12,621,000)
Reserve for possible losses             (16,661,000)      (12,657,000)      (12,686,000)
                                     --------------    --------------    --------------

 Loans, net                          $1,307,946,000    $1,233,995,000    $1,042,478,000
                                     ==============    ==============    ==============

The following table presents an analysis of the Company's loan portfolio at March 31, 1994 by property type and geographic location:

                               San Francisco   Los Angeles    Other CA      Las Vegas                                    Percent
                                 Bay Area        County         Areas         Nevada         Other         Total         By Type
                               -------------  ------------  ------------   ------------   -----------   --------------   -------
Property Type:
Single family (1-4 units)(1)   $488,340,000   $153,145,000   $19,435,000   $  5,994,000   $12,525,000   $  679,439,000    51.0%
Multifamily (5+ units)          152,302,000     96,510,000    22,358,000    111,057,000           ---      382,227,000    28.7%
Commercial real estate          176,122,000     28,933,000     4,573,000     18,400,000     3,733,000      231,761,000    17.4%
Construction loans                  265,000            ---           ---     30,524,000           ---       30,789,000     2.3%
Commercial Business and other       153,000      5,825,000     1,956,000        466,000       109,000        8,509,000     0.6%
                               ------------   ------------   -----------   ------------   -----------   --------------   -----

 Total                         $817,182,000   $284,413,000   $48,322,000   $166,441,000   $16,367,000   $1,332,725,000   100.0%
                               ============   ============   ===========   ============   ===========   ==============   =====

Percent by location                    61.4%          21.3%          3.6%          12.5%          1.2%           100.0%

(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.

The Company places an asset on nonaccrual status when one of the following events occurs: any installment of principal or interest is over 90 days past due (except for single family loans which are judged by management to be well secured and in the process of collection), management determines the ultimate collection of principal or interest to be unlikely, management deems a loan to be an in-substance foreclosure, or the Company takes possession of the collateral. Real estate collateral obtained by the Company or deemed to be foreclosed in substance is collectively referred to as REO.

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans over 90 days past due at the dates indicated.

NONACCRUING ASSETS AND OTHER LOANS

                                                                                             December 31,
                                                                        March 31,     --------------------------
                                                                          1994           1993            1992
                                                                      -----------     -----------     ----------
Nonaccruing Loans
    Single family                                                     $       ---     $      ---     $       ---
    Multifamily                                                        13,153,000      6,740,000       3,894,000
    Commercial real estate                                              5,447,000      4,862,000       5,524,000
    Other                                                                 167,000         16,000         140,000
                                                                      -----------    -----------     -----------
      Nonaccruing loans                                                18,767,000     11,618,000       9,558,000
Real estate owned ("REO")                                              10,162,000      9,961,000       8,937,000
Nonaccruing investments                                                       ---        361,000         469,000
                                                                      -----------    -----------     -----------
      Total nonaccruing assets                                         28,929,000     21,940,000      18,964,000
Restructured performing loans                                          11,386,000      6,342,000       3,366,000
                                                                      -----------    -----------     -----------
      Total nonaccruing assets and restructured performing loans      $40,315,000    $28,282,000     $22,330,000
                                                                      ===========    ===========     ===========
Accruing single family loans more than 90 days past due               $ 4,396,000    $ 1,390,000     $ 3,541,000
Percent of Total Assets:
    Nonaccruing assets                                                       1.95%          1.55%           1.54%
    Nonaccruing assets and restructured performing loans                     2.72%          2.00%           1.81%
Ratio of reserve for possible losses to nonaccruing loans                      89%           109%            133%

Commencing in late 1990 and continuing to date in 1994, the California economy has been affected by an economic recession. The recession has affected both the San Francisco Bay Area and Southern California, although management believes that at present the effects of the recession are more severe on the Company's loans in the Los Angeles area. The recession has reduced the ability of some of the Company's borrowers to perform under the terms of their loan agreements and the value of some of the properties securing the Company's loans. The recession has primarily impacted the Company's multifamily and commercial real estate loan portfolios, resulting in an increase in the level of nonaccruing assets and restructured loans and in chargeoffs against the reserve for possible losses.

On January 17, 1994, the greater Los Angeles area experienced an earthquake which caused significant damage to the freeway system and real estate throughout the area. As a result of this earthquake, some of the Company's borrowers are experiencing problems primarily among the 37+ unit multifamily loan portfolio in Los Angeles County, which was $75.3 million, or 5.1% of the Company's total assets at March 31, 1994. Within this portfolio, approximately $35,000,000 of loans appear to have been adversely impacted and a special earthquake reserve of $4,000,000 was provided in the first quarter of 1994. Such reserve represents the Company's best estimate as of April 21, 1994 of the loss potential resulting from damage or related economic impact, after contacting all of the potentially affected borrowers and making inspections of all such properties. Because of this earthquake, management of the Company expects that the level of loan delinquencies and REO may increase further during 1994. Some borrowers have experienced direct property damage or loss of tenants, or could be affected in the future as a result of lower rental revenues or further economic difficulties. First Republic has been and is continuing to work with those borrowers to assist them with obtaining available

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

disaster relief funding or to assist them by modifying the terms of loans. Such loan modifications may defer the timing of payments, reduce the rate of interest collected or possibly lower the principal balance.

As of March 31, 1994, the Company has granted forbearance as to principal and interest payments, generally amounting to two to four months of payments, on $22,500,000 of loans; as a result of these forbearance agreements, the Company recognized $234,000 of interest income in the quarter ended March 31, 1994 which was not collected but is expected to be collected over the next one to four years, as part of regular payments scheduled to begin in the third quarter of 1994. At March 31, 1994, none of these loans would have been on nonaccrual status if the forbearance agreements had not been granted. Although the Company expects its borrowers to be able to perform under the terms of these forbearance agreements, if losses result from the inability of borrowers to comply with these agreements, such losses of principal or forbearance interest would be charged to the Company's special earthquake reserve which totalled $4.0 million at March 31, 1994.

Additionally, the Company has modified the terms of $7,700,000 of primarily multifamily loans as a result of this natural disaster. Under these modifications, the Company has agreed to capitalize interest payments, extend loan maturity, reduce the contractual interest rate or waive amounts due. If the terms of the loans, after such modifications, are below those generally available in the current market or if any principal or contractually due interest is forgiven, then such loan modifications are classified as restructured loans. As of March 31, 1994, the Company's restructured loans include $5,045,000 of loans which have been restructured as a result of this earthquake. In the event that the Company's borrowers are unable to meet their obligations under modified or restructured loans and a loss is incurred, the Company would charge the special earthquake reserve. Additional forbearance agreements or loan modifications, including loan restructurings, are expected to be entered into with the Company's borrowers in the second quarter and, possibly, future quarters of 1994.

Included in restructured performing loans at March 31, 1994 and December 31, 1993 is a $6,342,000 first trust deed loan secured by a low-income 208-unit multifamily complex in Los Angeles which was restructured in February 1993. This loan was made by the Company in connection with the REO sale of the property by the Company to the borrower in March 1992 for $7,000,000. The property was reappraised in February 1993 for $7,150,000. The appraisal reflected improve-ments to the property completed by the borrower since acquisition. In order to facilitate stabilization of the occupancy level at monthly rents appropriate for long-term tenants, the Company agreed to reduce the interest rate on its adjustable rate loan for a two-year period, and capitalized three monthly payments by extending the loan term to allow the borrower to bring all trade payables current. In April 1994, the Company entered into a further loan restructuring whereby the borrower agreed to pay an interest rate of 3% for one year, and 4% for the second year, followed by a two year period of increasing payments. If the borrower performs without default and meets certain other conditions, approximately $33,000 of interest will be forgiven when the loan is repaid in full. As a result of this agreement, this loan will be classified as a restructured loan for at least the next two years.

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

At March 31, 1994, the dollar amount of the Company's nonaccruing assets and restructured loans increased to $28,929,000 from $21,940,000 at December 31, 1993. Nonaccruing assets and restructured loans increased from December 31, 1993 to March 31, 1994, primarily due to the affects of the January 17, 1994, Los Angeles earthquake. At March 31, 1994, nonaccruing assets included approximately $10,804,000 of loans adversely impacted by the earthquake, REO properties included $2,736,000 of multifamily properties acquired as a result of the earthquake and restructured loans included $5,044,000 of loans restructured as a result of the earthquake. Nonaccruing Assets and restructured loans at March 31, 1994 were reduced by chargeoffs totalling $1,025,000 during the first quarter of 1994 and $2,298,000 prior to 1994.

The Company's general policy is to attempt to resolve problem assets quickly and to sell such problem assets when acquired as rapidly as possible at prices available in the prevailing market. The Company resolves problem assets by restructuring a loan when it determines the benefits of such a workout exceed the value of any concessions granted, it believes the borrower is committed to the terms of the new loan and it believes a successful outcome is likely.
During the first quarter of 1994, loans totaling $3,297,000 were transferred to REO and three REO properties with a book value totalling $2,226,000 were sold. At March 31, 1994, the Company held as REO properties five apartment buildings, four of which were foreclosed upon as a result of the earthquake, one commercial property, two parcels of land and two single family residential properties. One of the REO parcels of land is an 800 acre parcel which was appraised in January 1993 at a value in excess of its recorded value of $4,960,000; this property was owned by First Republic, the holding company.

At the time each loan is originated, the Company establishes a reserve for the inherent risk of potential future losses, based on established criteria, including the type of loan and loan-to-value or cash flow-to-debt service ratios. Management believes that such policy enables the Company's reserves to increase commensurate with growth in the size of the Company's loan portfolio. In the underwriting of purchased loans, management considers the inherent risk of loss in determining the price to be paid. When loans are purchased, a portion of the discount is designated as a reserve for possible losses to reflect the inherent credit losses which could be reasonably expected to occur in the future and is thereafter unavailable to be amortized as an increase in interest income.

Anticipating a possible recession, the Company began to provide additional reserves in July 1990 by establishing a newly created recession reserve category. The provisions for the recession reserve were not required or recommended by any regulatory authority. These provisions reduced earnings by $1,000,000 for the first quarter of 1993 and $750,000 for the first quarter of 1994. Management views the recession reserve as part of its total unallocated reserves available to absorb losses on the Company's loans that may result from general economic conditions. If specific loans become delinquent or property values decline, this reserve is available to absorb losses.

Since January 1, 1993, the Company adopted the AICPA's SOP 92-3 which requires chargeoffs to the reserve for possible losses to be recorded upon foreclosure and for expenses or losses on REO to be expensed as incurred. The Company's reserve for possible losses is maintained at a level estimated by management to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions as determined by management, historical loan loss experience, the results of the Company's ongoing loan grading process, the amount of past due and nonperforming loans, observations of auditors, legal requirements, recommendations or

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

requirements of regulatory authorities, prevailing economic conditions and other factors. These factors are essentially judgmental and may not be reduced to a mathematical formula.

Since inception through March 31, 1994, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. As of March 31, 1994, the Company has not experienced any losses on its portfolio of real estate secured loans, including construction loans, located in the Las Vegas market. Collectively, these two categories represented 63% of the Company's total loans at March 31, 1994.

As a percentage of nonaccruing loans, the reserve for possible losses was 109% at December 31, 1993 and 89% at March 31, 1994. While this ratio declined since December 31, 1993, management currently considers the $16,661,000 reserve, at March 31, 1994, to be adequate as an allowance against foreseeable losses. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels.

The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due loans, in assessing the adequacy of its total reserves. In addition, the Company has instituted procedures for reviewing and grading of all the larger income property loans in its portfolio on at least an annual basis. Based upon that continuing review and grading process, among other factors, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management currently anticipates that it will continue to provide additional recession reserves so long as, in its judgement, the effects of the recessionary condition on its assets continue. When management determines that the effects of the recessionary conditions have diminished, management currently anticipates that it would reduce or eliminate such future provisions to the recession reserve, although the Company may continue to maintain total reserves at a level higher than existed prior to this recession. Management does not intend to increase earnings in future periods by reversing amounts in the recession reserve.

RESULTS OF OPERATIONS - Quarter Ended March 31, 1994 Compared to Quarter Ended
- ------------------------------------------------------------------------------
                        March 31, 1993 (Continued)
                        --------------------------

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.


                                                                                       Year Ended
                                                            Quarter Ended             December 31,
                                                              March 31,      ---------------------------------
                                                                1994              1993              1992
                                                           ---------------   ---------------   ---------------

RESERVE FOR POSSIBLE LOSSES:
Balance beginning of period                                $   12,657,000    $   12,686,000    $   11,663,000

Provision charged to expense:
 Regular reserve                                                  255,000           806,000         1,649,000
 Recession reserve                                                750,000         4,000,000         6,413,000
 Earthquake reserve                                             4,000,000               ---               ---
Reserve from purchased loans                                       33,000           200,000           466,000
Reserve of First Republic Savings Bank at acquisition                 ---            24,000               ---

Chargeoffs on originated loans:
 Single family                                                   (100,000)         (209,000)         (328,000)
 Multifamily                                                     (925,000)       (3,367,000)       (3,961,000)
 Commercial real estate                                               ---        (1,547,000)       (3,750,000)
 Commercial business loans                                            ---           (76,000)         (213,000)

Recoveries on originated loans:
 Single family                                                        ---               ---            50,000
 Multifamily                                                          ---               ---             5,000
 Commercial real estate                                               ---            92,000           654,000
 Commercial business loans                                            ---            43,000            12,000

Acquired loans:
 Chargeoffs                                                        (9,000)              ---               ---
 Recoveries                                                           ---             5,000            26,000
                                                           --------------    --------------    --------------

Total chargeoffs, net of recoveries                            (1,034,000)       (5,059,000)       (7,505,000)
                                                           --------------    --------------    --------------

Balance end of period                                      $   16,661,000    $   12,657,000    $   12,686,000
                                                           ==============    ==============    ==============

Average loans for the period                               $1,283,636,000    $1,154,680,000    $1,008,783,000
Total loans at period end                                   1,307,946,000     1,233,995,000     1,067,785,000

RATIOS OF RESERVE FOR POSSIBLE LOSSES TO:
 Total loans                                                         1.25%             1.01%             1.19%
 Nonaccruing loans                                                     89%              109%              133%
 Nonaccruing assets and restructured performing loans                  41%               45%               57%
 Net chargeoffs to average loans                                     0.32%*            0.44%             0.74%


- ---------------
*Annualized

PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS
           -----------------

           Not Applicable

ITEM 2.    CHANGES IN SECURITIES
           ---------------------

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           The Company's annual meeting of stockholders was held on May 4, 1994. At the annual meeting, the stockholders approved the following actions:

           (i) Mr. James H. Herbert, II, Mr. James F. Joy, Mr. Barrant Merrill and Mr. Roger O. Walther were elected as directors of the Company with terms expiring in 1997. For each of the four nominees, the vote was 5,346,967 shares for; 109 shares against and 629,047 shares withheld. The remaining directors of the Company and the years in which their respective terms expire are as follows: Ms. Katherine August - 1995; Mr. L. Martin Gibbs - 1995; Mr. John F. Mangan -1995; Mr. Richard Cox Johnson - 1996; Mr. Kenneth W. Dougherty - 1996; Mr. Frank J. Fahrenkopf, Jr. - 1996.

           (ii) A proposal to approve the grant of stock options for an aggregate of 82,400 shares of the Company's Common Stock to the Company's eight non-employee directors was approved. The vote was:
           5,047,359 shares for; 732,091 shares against; 22,325 shares abstain.

           (iii) The selection of the firm of KPMG Peat Marwick as independent auditors to examine the financial statements of the Company for the 1994 fiscal year was ratified. The vote was: 5,782,392 shares for; 24,049 shares against; 13,002 shares abstain.

ITEM 5.    OTHER INFORMATION
           -----------------

           On May 6, 1994, the Company was approved under a post-effective amendment to its Registration Statement on Form S-3 to offer an additional series of the Company's Subordinated Debentures Due January 15, 2009, such series to be called "Series 8% Reset". The Series 8% Reset Debentures are offered in an aggregate amount of up to $9,836,000, together with an option granted to the underwriter to purchase up to an additional $2,000,000 of Debentures.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------


           A.  Exhibit 11 Statement of Computation of Earnings Per Share.

           B. On February 7, 1994, the Company filed a report on Form 8-K reporting the Company's earnings for the quarter and year ended December 31, 1993, and the declaration of a 3% stock dividend to stockholders of record on February 18, 1994.

           C. On March 18, 1994, the Company filed a report on Form 8-K reporting the impact on the Company's earnings from the January 17, 1994 earthquake in the Los Angeles, California area.

           D. On April 21, 1994, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release to the business community of its earnings for the quarter ended March 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          FIRST REPUBLIC BANCORP INC.



Date: May 13, 1994                  /s/JAMES H. HERBERT, II
                                    --------------------------------
                                    JAMES H. HERBERT, II
                                    President and Chief Executive Officer



Date: May 13, 1994                  /s/WILLIS H. NEWTON, JR.
                                    --------------------------------
                                    WILLIS H. NEWTON, JR.
                                    Sr. Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)