Form 10-Q
period 1994-06-30
FIRST REPUBLIC BANCORP INC
filed 1994-08-12
CIK 770975

                                  FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                                         Commission
 June 30, 1994                                          File No. 0-15882
- - -----------------                                       ----------------

                          FIRST REPUBLIC BANCORP INC.
                          ---------------------------
                         (Exact name of registrant as
                            specified in its charter)


   Delaware                                                94-2964497
- - ------------------                                       ----------------
State or other jurisdiction                               (IRS Employer
of incorporation or organization                         Identification No.)

                               388 Market Street
                        San Francisco, California 94111
                        -------------------------------
                (Address of principal executive offices) (Zip Code)


                                (415) 392-1400
                                --------------
                (Registrant's telephone number, including area code)


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

Common Stock , par value $.01 per share, of First Republic Bancorp Inc. outstanding at July 31, 1994, 7,699,085 shares.

                          First Republic Bancorp Inc.
                                 Form 10-Q

                                June 30, 1994

                                    Index

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                      Consolidated Balance Sheet -
                      June 30, 1994 and December 31, 1993               3

                      Consolidated Statement of Income -  Six Months
                      and Quarters Ended June 30, 1994 and 1993         5

                      Consolidated Statement of Cash Flows -
                      Six Months ended June 30, 1994 and 1993           6

                      Notes to Consolidated Financial
                      Statements                                        7

    Item 2 - Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                         8

PART II - OTHER INFORMATION                                            27

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


    FIRST REPUBLIC BANCORP INC.
    CONSOLIDATED BALANCE SHEET

                                                                     June 30,            December 31,
                                                                       1994                  1993
                                                                     --------            ------------
                                                                    (Unaudited)
ASSETS
    Cash                                                           $ 12,820,000          $ 19,903,000
    Federal funds sold and short term investments                    27,999,000            18,883,000
    Interest bearing deposits at other financial institutions         1,396,000               592,000
    Investment securities (net)                                     107,699,000            84,208,000
    Federal Home Loan Bank Stock, at cost                            25,177,000            22,927,000
                                                                   ------------          ------------
                                                                    175,091,000           146,513,000

Loans
    Single family (1-4 unit) mortgages                              654,612,000           546,232,000
    Multifamily (5+ units) mortgages                                378,042,000           387,757,000
    Commercial real estate mortgages                                246,687,000           229,914,000
    Commercial business loans                                         7,030,000             8,346,000
    Multifamily construction                                         17,209,000             5,707,000
    Single family construction                                       16,405,000            14,512,000
    Equity lines of credit                                           30,154,000            31,213,000
    Leases, contracts and other                                         813,000             1,333,000
    Loans held for sale                                               7,548,000            31,044,000
                                                                  -------------         -------------
                                                                  1,358,500,000         1,256,058,000

Less
    Unearned loan fee income                                         (8,304,000)           (9,406,000)
    Reserve for possible losses                                     (15,463,000)          (12,657,000)
                                                                  -------------         -------------
       Net loans                                                  1,334,733,000         1,233,995,000

    Accrued interest receivable                                       9,049,000             8,110,000
    Purchased servicing and premium on sale of loans                    953,000             1,154,000
    Prepaid expenses and other assets                                13,168,000            13,786,000
    Premises, equipment and leasehold improvements,
       net of accumulated depreciation                                3,965,000             3,674,000
    Real estate owned (REO) and in substance foreclosed REO           7,728,000             9,961,000
                                                                 --------------        --------------
                                                                 $1,544,687,000        $1,417,193,000
                                                                 ==============        ==============

                                        3

    FIRST REPUBLIC BANCORP INC.
    CONSOLIDATED BALANCE SHEET

                                                                      June 30,                December 31,
                                                                        1994                      1993
                                                                    ----------                ------------
                                                                    (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Thrift certificates
    Passbook and MMA accounts                                    $  114,029,000                $ 117,161,000
    Investment certificates                                         743,211,000                  634,510,000
                                                                 --------------                -------------
       Total thrift certificates                                    857,240,000                  751,671,000

    Interest payable                                                  7,466,000                    8,105,000
    Custodial receipts on loans serviced for others                    (462,000)                   1,046,000
    Other liabilities                                                14,791,000                    8,358,000
    Federal Home Loan Bank advances                                 493,530,000                  468,530,000
    Other borrowings                                                    925,000                   13,580,000
                                                                 --------------               --------------
       Total senior liabilities                                   1,373,490,000                1,251,290,000

    Senior subordinated debentures                                    9,978,000                    9,981,000
    Subordinated debentures                                          18,449,000                   16,476,000
    Convertible subordinated debentures                              34,500,000                   34,500,000
                                                                 --------------               --------------
       Total liabilities                                          1,436,417,000                1,312,247,000
                                                                 --------------               --------------


Stockholders' equity
    Common stock                                                         78,000                       77,000
    Capital in excess of par value                                   74,450,000                   71,124,000
    Retained earnings                                                35,324,000                   35,296,000
    Deferred compensation -- ESOP                                      (925,000)                  (1,200,000)
    Treasury Shares, at cost                                           (642,000)                    (351,000)
    Unrealized loss-available for sale securities                       (15,000)                           -
                                                                  -------------               --------------
       Total stockholders' equity                                   108,270,000                  104,946,000
                                                                  -------------               --------------

                                                                 $1,544,687,000               $1,417,193,000
                                                                 ==============               ==============

                                        4

    FIRST REPUBLIC BANCORP INC.
    CONSOLIDATED STATEMENT OF INCOME
    (unaudited)

                                                                     QUARTER ENDED                  SIX MONTHS ENDED
                                                                        June 30,                       June 30,
                                                                  -----------------              -------------------
                                                                  1994         1993              1994           1993
                                                            ------------  ------------       ------------  ------------

Interest income:
    Interest on real estate and other loans                 $ 24,308,000  $ 23,298,000       $ 47,667,000  $ 46,329,000
    Interest on investments                                    1,860,000     1,066,000          3,434,000     2,244,000
                                                            ------------  ------------       ------------  ------------
       Total interest income                                  26,168,000    24,364,000         51,101,000    48,573,000

Interest expense:
    Interest on thrift accounts                                9,648,000     8,812,000         18,440,000    17,710,000
    Interest on notes, debentures and other borrowings         6,870,000     5,247,000         12,961,000    10,515,000
                                                            ------------  ------------       ------------  ------------
       Total interest expense                                 16,518,000    14,059,000         31,401,000    28,225,000

Net interest income                                            9,650,000    10,305,000         19,700,000    20,348,000
Provision for losses                                             675,000     1,302,000          5,680,000     2,585,000
                                                            ------------  ------------       ------------  ------------
Net interest income after provision for losses                 8,975,000     9,003,000         14,020,000    17,763,000

Non-interest income:
    Servicing fees, net                                         562,000       190,000            990,000       454,000
    Loan and related fees                                       345,000       387,000            838,000       747,000
    Gain (loss) on sale of loans                               (448,000)      668,000            126,000     1,032,000
    Other income                                                228,000         1,000            243,000         3,000
                                                            -----------  ------------        -----------   -----------
       Total non-interest income                                687,000     1,246,000          2,197,000     2,236,000

Non-interest expense:
    Salaries and related benefits                             1,717,000     1,327,000          3,646,000     2,816,000
    Occupancy                                                   607,000       410,000          1,216,000       835,000
    Advertising                                                 425,000       312,000          1,005,000       621,000
    Professional fees                                           137,000       147,000            276,000       302,000
    FDIC insurance premiums                                     428,000       452,000            856,000       905,000
    REO costs and losses                                        434,000       827,000            547,000     1,720,000
    Other general and administrative                          1,517,000     1,135,000          3,133,000     2,168,000
    Defeasance costs                                                  0     1,132,000                  0     1,132,000
                                                            -----------   -----------        -----------    ----------
       Total non-interest expense                             5,265,000     5,742,000         10,679,000    10,499,000

Income before income taxes                                    4,397,000     4,507,000          5,538,000     9,500,000
Provision for income taxes                                    1,868,000     1,962,000          2,349,000     3,909,000
                                                            -----------   -----------        -----------   -----------
Net income                                                   $2,529,000    $2,645,000         $3,189,000    $5,591,000
                                                            ===========   ===========        ===========   ===========
Net income adjusted for effect of convertible
    issue, used in fully diluted EPS                         $2,928,000    $3,047,000         $3,987,000    $6,395,000
                                                            ===========   ===========       ============   ===========
Primary earnings per share                                  $      0.32   $      0.33       $       0.40   $      0.70
                                                            ===========   ===========       ============   ===========
Weighted average shares - primary                             8,028,140     7,952,449          8,052,663     7,967,392
                                                            ===========   ===========       ============   ===========
Fully diluted earnings per share                            $      0.28   $      0.29       $       0.38   $      0.61
                                                            ===========   ===========       ============   ===========
Weighted average shares - fully diluted                      10,571,484    10,504,704         10,586,445    10,505,648
                                                            ===========   ===========       ============   ===========

                                        5

    FIRST REPUBLIC BANCORP INC.
    CONSOLIDATED STATEMENT OF CASH FLOWS
    (unaudited)

                                                                          Six Months ended
                                                                          ----------------
                                                                              June 30,
                                                                          ----------------
                                                                      1994               1993
                                                                  -----------        -----------
Operating Activities
    Net Income                                                    $ 3,189,000        $ 5,591,000
    Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
           Provision for losses                                     5,680,000          2,585,000
           Provision for depreciation and amortization              1,173,000            906,000
           Amortization of loa                                     (2,198,000)        (2,337,000)
           Amortization of investment securities discounts             (2,000)                --
           Amortization of investment securities premiums              99,000             68,000
           Loans originated for sale                              (78,965,000)      (183,509,000)
           Loans sold into commitments                             81,953,000        154,601,000
           (Increase) decrease in deferred taxes                      377,000           (320,000)
           Net gains on sale of loans                                (126,000)        (1,032,000)
           (Increase) decrease in interest receivable              (1,383,000)            67,000
           Decrease in interest payable                              (639,000)          (675,000)
           (Increase) decrease in other assets                        973,000           (431,000)
           Increase in other liabilities                            4,548,000          1,477,000
                                                                   ----------        -----------
           Net Cash Provided (Used) By Operating Activities        14,679,000        (23,009,000)

Investment Activities
           Loans originated                                      (372,589,000)      (204,711,000)
           Other loans sold                                       109,171,000         22,510,000
           Principal payments on loans                            150,274,000        110,066,000
           Purchases of investment securities                     (29,720,000)       (12,119,000)
           Repayments of investment securities                      5,044,000          2,505,000
           Net increase in short term investments                    (804,000)               ---
           Additions to fixed assets                                 (680,000)          (978,000)
           Net proceeds from sale of real estate owned              6,622,000          1,586,000
                                                                 ------------       ------------
           Net Cash (Used) by Investing Activities               (132,682,000)       (81,141,000)

Financing Activities
           Net increase (decrease) in passbook and MMA accounts    (3,132,000)         5,727,000
           Issuance of investment certificates                    219,002,000        144,000,000
           Repayments of investment certificates                 (110,301,000)      (135,100,000)
           Increase in long-term FHLB advances                     35,000,000         35,000,000
           Repayments of other long-term borrowings                  (275,000)          (237,000)
           Net decrease in short-term borrowings                  (22,380,000)               ---
           Decrease in deferred compensation - ESOP                   275,000            237,000
           Repayment of subordinated debentures                        (9,000)       (10,569,000)
           Issuance of subordinated debentures                      1,979,000         12,000,000
           Proceeds from employee stock purchase plan                  75,000             37,000
           Proceeds from common stock options exercised                93,000             23,000
           Purchase of Treasury Stock                                (291,000)               ---
                                                                -------------       ------------
           Net Cash Provided by Financing Activities              120,036,000         51,118,000

Increase (Decrease) in Cash and Cash Equivalents                    2,033,000        (53,032,000)

Cash and Cash Equivalents at Beginning of Period                   38,786,000         98,301,000
                                                                -------------       ------------
Cash and Cash Equivalents at End of Period                       $ 40,819,000       $ 45,269,000
                                                                =============       ============

                                        6

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

These interim financial statements should be read in conjunction with the Company's 1993 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter and six months ended June 30, 1994 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments would be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded form operations and reported as a separate component of stockholders' equity. The Company implemented SFAS No. 115 in the first quarter of 1994, at which time substantially all of the Company's investments were classified as held to maturity upon adoption. The impact on the Company's results of operations and financial position of implementing SFAS No. 115 was immaterial. At June 30, 1994, the Company owned $3,231,000 of securities classified as available for sale. These securities had a market value of $3,216,000 at June 30, 1994 and, accordingly, the Company's stockholders' equity has been reduced by $15,000.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under the provisions of SFAS No.114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on one of the following: (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the fair value of the underlying collateral or
(iii) the fair value of the loan. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for losses. SFAS No.
114 applies to financial statements for fiscal years beginning after December 15, 1994. Earlier implementation is permitted. The Company plans to implement SFAS No. 114 for the year ended December
31, 1995. The impact of the statement on the Company's results of operations and financial position is expected to be immaterial.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
- - -------

First Republic Bancorp Inc. ("First Republic" and with its subsidiaries, the "Company") is a financial services company operating in California and Nevada as a thrift and loan holding company and as a mortgage banking company, originating, holding or selling, and servicing mortgage loans. First Republic owns and operates First Thrift, a California-chartered, FDIC-insured, thrift and loan subsidiary, First Republic Savings Bank (collectively, "the
Thrifts").

The Company is primarily engaged in originating residential real estate secured loans on single family residences and multifamily properties. The Company's loan portfolio also contains loans secured by commercial properties. Currently, the Company's strategy is to emphasize the origination of single family and to limit the origination of multifamily mortgage loans and commercial real estate mortgage loans. Lending activities in Las Vegas are primarily focused on single family and multifamily residential construction projects. The Company emphasizes its real estate lending activities in San Francisco, Los Angeles and Las Vegas because of the proximity of its loan offices and the experience of executive management with real estate in these areas. In addition to the Company performing an underwriting analysis on each borrower and obtaining independent property appraisals, an officer of the Company generally visits each property or project prior to the loan closing.

During the first half of 1994, the Company continued its focus on single family lending and mortgage banking begun in 1992. Total loans of all types originated by the Company in 1993 were $944.8 million, compared to loan originations of $826.2 million in 1992 and loan sales were $425.5 million in 1993 compared to loan sales of $373.6 million in 1992. For the six months ended June 30, 1994, the Company originated $451.6 million of loans and loan sales were $191.1 million, as compared to loan originations of $388.2 million and loan sales of $177.1 million for the six months ended June 30, 1993. The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans

- - -------------------

sold in the secondary market and has purchased mortgage loan servicing rights from others, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $888.0 million in loans at June
30, 1994.

The following table presents certain performance ratios and share data information for the Company for the last three years and the first half of the two most recent years.


                                                              At or for the six months           At or for the Year
                                                                  Ended June 30,                     Ended December 31,
                                                              ------------------------     ----------------------------------
                                                              1994            1993         1993          1992          1991
                                                              ------          ------       ------        ------        ------
Performance Ratios:
   Return on average assets*                                   0.43%           0.90%         0.97%        1.06%        0.96%
   Return on average equity*                                   5.99           11.77         12.65        14.10        17.22
   Average equity to average assets                            7.21            7.68          7.51         7.51         5.55
   Leverage ratio                                              7.15            7.81          7.65         7.58         6.81
   Total risk-based capital ratio                             17.08           16.83         17.62        16.90        13.60
   Net interest margin*                                        2.70            3.31          3.25         3.30         3.45
   Non-interest expense to average assets*                     1.37            1.33          1.33         1.30         1.44
   Nonaccruing assets to total assets                          3.13            2.15          1.55         1.54         1.50
   Nonaccruing assets and restructured performing
     loans to total assets                                     3.51            2.64          2.00         1.81         1.86
   Net loan chargeoffs to average loans*                       0.44            0.42          0.44         0.74         0.30
   Reserve for possible losses to total loans                  1.14            1.12          1.01         1.19         1.34
   Reserve for possible losses to nonaccruing loans              38%            104%          109%         133%          88%

Share Data:
   Common and equivalent shares outstanding                7,713,627      7,722,007      7,718,791     7,716,086   6,182,260
   Tangible book value per fully-diluted common share         $14.02         $12.69         $13.58        $11.94       $9.59

- - ------------------------------
*Six months data is annualized


First Thrift's retail deposits and FHLB advances are the Company's principal source of funds with loan principal repayments, sales of loans, and the proceeds from debt and equity financings as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San Diego County, California and in Las Vegas, Nevada.

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $599 million of FHLB advances at June 30, 1994. Such advances are collateralized by real estate mortgage loans and $493.5 million has been advanced at June 30, 1994. Membership in the FHLB provides First Thrift with an alternative funding source for its loans and creates opportunities for the Company to improve the matching of assets with liabilities.

First Thrift, whose thrift certificates are insured by the FDIC, operates three branches in San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. As of June 30, 1994, First Thrift had total assets of $1,497,692,000, tangible shareholder's equity of $123,512,000 and total capital, consisting of tangible shareholder's equity,

- - -------------------

subordinated capital notes and reserves of $153,684,000. At June 30, 1994, First Thrift's tangible shareholder's equity as a percentage of total assets was 8.25% and its total capital as a percentage of risk adjusted assets was 14.60%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at 8.39%, using Tier 1 capital ( as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

In 1992, the Company implemented procedures requiring annual or more frequent asset reviews of its multifamily and commercial real estate loans. As part of these asset review procedures, recent financial statements on the property and/or borrower are analyzed to determine the current level of occupancy, revenues and expenses as well as to investigate any deterioration in the value of the real estate collateral or in the borrower's financial condition since origination or the last review. Upon completion, an evaluation or grade is assigned to each such loan. These asset review procedures provide management with additional information forassessing asset quality.

Since September 1992, the Company has maintained an insurance policy to cover a portion of the risk of loss that might result from earthquake damage to properties securing real estate mortgage loans in its loan portfolio. Under a policy extending into September, 1994, the Company is self-insuring for the first $12,500,000 of any loss as a result of damage to underlying collateral and the insurance policy covers up to an additional $8,000,000 of loss. In obtaining this insurance coverage, the Company was assisted by an engineering consulting firm which analyzed the location and construction attributes of certain of the properties that secure the Company's loans.

LIQUIDITY
- - ---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At June 30, 1994, the investment securities portfolio of $107,699,000, plus cash and short term investments of $42,215,000, amounted to $149,914,000, or 9.7% of total assets. At June 30, 1994, substantially all of the Company's investments mature within twelve months or are adjustable rate securities. At June 30, 1994, the Company owned no investments of a trading nature.

Additional sources of liquidity at June 30, 1994 are provided by borrowings collateralized by investment securities of approximately $81,000,000, available unused FHLB advances of approximately $105,000,000 and loans held for sale of $7,548,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
- - ------------------------------

Management seeks to manage its asset and liability portfolios to earn a satisfactory level of net interest income while minimizing the potential impact of fluctuating interest rates. To achieve this objective, the Company's strategy is to manage the rate sensitivity and maturity balance of its interest-earning assets and interest-bearing liabilities by emphasizing the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at June 30, 1994 approximately 54% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates. Therefore, management believes that interest rates on the Company's liabilities will tend to rise more quickly in a rapidly rising interest rate environment than rates on these assets, which could cause a decrease in the Company's net interest margin. Conversely, the Company could experience a decrease in its net interest income if the general level of interest rates were to drop quickly because the average maturity of its deposits may be longer than the average maturity (or length of time before repricing of variable rate assets) of its loan and investment portfolios, both evaluated on a periodic basis.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at June 30, 1994. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. As of June 30, 1994, approximately 66% of the Company's interest earning assets and 49% of interest bearing liabilities will reprice within the next six months and the Company's one-year cumulative GAP, or ratio of repricing assets to repricing liabilities is positive 26.5%. Generally, this means its assets would be expected to reprice more quickly than its liabilities which could result in the Company's net interest spread declining if interest rates decline rapidly or increasing if interest rates rise rapidly. See "-Results of Operations" for a discussion of the change in the Company's net interest spread for the quarter ended June 30, 1994. During the generally declining interest rate environment of 1992 and 1993, the Company maintained a relatively stable net interest margin. Although the Company's one-year cumulative gap was positive during this period, the majority of its loans reprice based on an interest rate index which lags market rates and a portion of the Company's loans carry minimum interest rates, or floors, which became effective as rates declined. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at June 30, 1994:

                                     ASSET & LIABILITY REPRICING SENSITIVITY
                                       FIRST REPUBLIC BANCORP CONSOLIDATED
                                                   June 30, 1994
                                                      (000's)


                                        3 Months       3 to       6 to      1 to         2 to         Over    Non Interest
                            Immediate    or Less     6 Months   12 Months  2 Years      5 Years     5 Years    Sensitive     TOTAL
                            ---------   --------     --------   ---------  -------      -------     -------   ---------     -------
ASSETS:
Loans                             0    389,554      468,525     401,853    44,091       27,568        26,909         0     1,358,500

Securities                        0     80,094       39,380      13,387         0            0            15         0       132,876

Cash & short-term
investments                  12,820     29,395            0           0         0            0             0         0        42,215

Non-interest bearing
  assets, net                     0          0            0           0         0            0             0    11,096        11,096
                          ---------   --------     --------   ---------  --------     --------      --------   -------     ---------
  TOTAL                      12,820    499,043      507,905     415,240    44,091       27,568        26,924    11,096     1,544,687



LIABILITIES AND
  STOCKHOLDERS' EQUITY:

Passbooks (1)                    0     50,407       19,216      19,215    22,448        2,743             0         0        114,029

Investment Certificates:
100K or greater                  0      6,385        7,635       6,768     9,486        8,886           419         0         39,579
  < 100K                         0    114,285      106,083     234,926   171,682       71,696         4,960         0        703,632

FHLB advances
 - long term                     0    186,170      130,000      79,360    50,000        8,000        40,000         0        493,530

ESOP debt                      925          0            0           0         0            0             0         0            925

Other short-term
 debt                            0          0            0           0         0            0             0         0              0

Other
 liabilities                     0          0            0           0         0            0             0    21,795         21,795

Subord debt                      0          0            0           0         0            0        62,927         0         62,927

Equity                           0          0            0           0         0            0             0   108,270        108,270
                           -------    -------      -------     -------   -------       ------       -------   -------      ---------
 TOTAL                         925    357,247      262,934     340,269   253,616       91,325       108,306   130,065      1,544,687



Repricing Assets
  over (under)
  liab                      11,895    141,796      244,971      74,971  (209,525)     (63,757)      (81,382) (118,969)             0

Effect
 of swaps                        0     20,000       45,000           0   (40,000)           0       (25,000)        0              0
                            ------    -------      -------      ------  --------      -------       -------  --------      ---------
Hedged gap                  11,895    121,796      199,971      74,971  (169,525)     (63,757)      (56,382) (118,969)             0
                            ======    =======      =======      ======  ========      ========      ======== ========      =========
Gap as % of
Total assets                  0.77%      7.88%       12.95%       4.85%   -10.97%       -4.13%        -3.65%   -7.70%         0.00%
                            ======    =======      =======      ======  ========     ========      ======== ========      =========

Cumulative
 gap                        11,895    133,691      333,662     408,633   239,108      175,351       118,969        0              0
                            ======    =======      =======     =======  ========     ========      ======== ========      =========

Cumulative gap
as % of
  assets                     0.77%      8.65%       21.60%      26.45%    15.48%       11.35%         7.70%    0.00%         0.00%
                          =======    =======      =======     =======  ========     ========      ======== ========      =========

(1) Passbook amounts are allocated based on management's experience of historical interest rate volatility and passbook erosion rates. However, all passbook accounts are contractual subject to immediate withdrawal and immediate repricing.

- - -----------------------------------------

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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,165,000,000 which terminate in periods ranging from August 1994 through September
2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer
Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 13% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements. The cost of interest rate cap transactions is amortized over their lives and totalled $529,000 and $393,000 for the six months ended June 30, 1994 and 1993, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At June 30, 1994, the Company had entered into interest rate swaps with the FHLB for $45,000,000 and with an investment banking firm for $20,000,000 to convert the fixed rate on long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of approximately 12 years at June 30, 1994, reduces the repricing volatility in the Company's balance sheet and the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to credit and market losses if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company is not aware of any reason which should cause it to anticipate such nonperformance.

Since August 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At June 30, 1994, total FHLB advances outstanding were $493,530,000. Of this amount, $426,330,000 had an original maturity of 10 years or more and

- - ------------------------------------------

$40,000,000 had an original maturity of five years. Also, $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The remaining $4,000,000 was due in three years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives.

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of thrift balances which may be raised to twenty times its shareholder's equity. At June 30, 1994, based on the amount of thrift certificates outstanding, First Thrift was required to maintain shareholder's equity of approximately $41,800,000, compared with actual shareholder's equity of $123,512,000.

CAPITAL RESOURCES
- - -----------------

The Company continues to maintain a strong capital base. At June 30, 1994 the Company's total capital, including total stockholders' equity, senior subordinated debentures, convertible subordinated debentures and reserves was $186,660,000. Total stockholders' equity at June 30, 1994 has increased by $3,324,000 since December 31, 1993. This increase is the result of increases from net income of $3,189,000, the repayment of $275,000 of the Company's ESOP notes payable during the six month period, and an increase of $168,000 from proceeds received upon the exercise of options on common stock or sales of common stock under the Company's Employee Stock Purchase Plan. The Company also purchased 21,900 treasury shares at a cost of $291,000 and recorded an unrealized loss of $15,000 on securities held for sale.

First Republic is not a bank holding company and unlike First Thrift, is not directly regulated or supervised by the FDIC, the Federal Reserve Board, or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at June 30, 1994 its leverage ratio would have been 7.15% and, its total risk based capital ratio would have been 17.08%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital, are not limited to 50% of Tier 1 capital and the reserve for possible losses is not limited to 1.25% of risk-adjusted assets.

During the second quarter of 1993, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase from time to time up to 206,000 shares of its common stock, either in open market transactions or in block purchases.
As of June 30, 1994, 47,797 shares have been repurchased under this program.

First Republic has used, and expects to continue to use, the proceeds from the issuance of common stock, preferred stock and subordinated debentures to, in part, provide capital to its thrift and loan subsidiaries, First Thrift and First Republic Savings Bank. For the first six months of 1994, First Republic contributed $1,000,000 of additional capital to First Republic Savings Bank and received from First Thrift dividends of $875,000 representing approximately 17% of First Thrift's earnings plus interest payments of $777,000. The ability of First Republic to receive future dividends and other payments from the Thrifts depends upon the operating results and capital levels of the Thrifts, restrictions upon such payments imposed by creditors of the Thrifts, FDIC regulations and other governmental regulations governing the Thrifts.

RESULTS OF OPERATIONS - Quarter Ended June 30, 1994 Compared to Quarter Ended
- - ---------------------   -----------------------------------------------------
                        June 30, 1993
                        -------------

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

During the second quarter of 1994, First Republic's total assets grew to $1,544,687,000 at June 30, 1994 from $1,483,988,000 at
March 31, 1994, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the second quarter of 1994 were $222,953,000, compared to loan originations for the second quarter of 1993 of $237,904,000. The level of loan originations for the second quarter of 1994 resulted primarily from an increase in the number of loan officers employed by the Company and included the closing of loans previously committed to at the relatively lower rates of interest which have been available to borrowers. For all of 1993 and through the first six months of 1994, loan originations have been concentrated primarily in single family lending due to the Company's reduced emphasis on multifamily and commercial real estate loans. Single family loans originated in the six months of 1994 were $342,400,000 compared to $328,800,000 in the first six months of 1993 and $757,100,000 for all of 1993. For the first time, more than 50% of the Company's loans were secured by single family mortgages at June 30, 1994.

Mortgage banking activity resulted in the sale of $119,563,000 ofsingle family loans to secondary market investors during the second quarter of 1994, compared with $116,041,000 in the second quarter of 1993. For the six months, loan sales were $451,554,000 in 1994, compared to $388,220,000 in 1993. The Company's portfolio of real estate loans serviced for secondary market investors increased to $888,048,000 at June 30, 1994 from $814,453,000 at
December 31, 1993, as loan sales exceed prepayments of existing loans serviced. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

Net income of $2,529,000 for the second quarter in 1994 decreased
$116,000 from net income of $2,645,000 in the same quarter of 1993. Significant components effecting net income were a decrease in net interest income of $655,000, a decrease of $627,000 in provision for losses, lower non-interest income of $559,000 resulting from a loss on sale of loans in 1994 and lower other non-interest expenses of $477,000. Fully diluted earnings per share (EPS) were $0.28 for 1994, compared to $0.29 for the similar period in 1993.

Total interest income increased to $26,168,000 for the second quarter of 1994 from $24,364,000 for the second quarter of 1993. Interest income on real estate and other loans increased to $24,308,000 for the second quarter of 1994, compared to $23,298,000 in 1993. The yield on average loans declined to 7.16% in the second quarter of 1994, compared to 7.28% for the first quarter of 1994 and 8.20% for the same quarter of 1993, primarily due to lower market interest rates, and the effect of an increased percentage of single family loans earning relatively low

RESULTS OF OPERATIONS - Quarter Ended June 30, 1994 Compared to Quarter Ended
- - ---------------------   -----------------------------------------------------
                        June 30, 1993 (Continued)
                        -------------------------

initial rates of interest and an increase in the average balance of nonaccrual loans. The Company's net loans receivable outstanding increased from $1,256,058,000 at December 31, 1993 to $1,358,500,000 at June
30, 1994. As a percentage of the Company's permanent loan portfolio, single family loans increased to 51% at June 30, 1994 from 42% at June 30, 1993.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a higher average rate. Such interest income was $1,860,000 in the second quarter of 1994 compared to $1,066,000 in 1993. The average investment position was $144,308,000 during the second quarter of 1994 and earned 5.17% compared to an average position of $104,733,000 earning 4.10% during the second quarter of 1993. In 1994, the Company has decreased its short-term liquidity position and increased its investment securities. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the second quarter has increased to $16,518,000 in 1994 from $14,059,000 in 1993. Total interest expense consists of interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures.
Interest expense on deposits (comprised of passbook and money market (MMA) accounts and investment certificates), increased to $9,648,000 in the second quarter of 1994 from $8,812,000 in the second quarter of 1993. Interest expense on other borrowings increased to $6,870,000 in the second quarter of 1994 from $5,247,000 in the second quarter of 1993, primarily due to a higher average level of FHLB advances. The rate paid on average total interest-bearing liabilities declined to 4.73% for 1994's second quarter from 4.92% for 1993's second quarter.

In mid-1990, the Company implemented a funding strategy which resulted in a lower average total cost of funds on a year-to-year basis and reduced certain noninterest expenses such as advertising costs. First Thrift became the first voluntary member of the San Francisco FHLB in 1990 and began to utilize FHLB advances as an alternative source of funds for asset growth. The Company's total outstanding FHLB advances were $493,530,000 and $468,530,000 at June 30, 1994 and December 31, 1993, respectively. The total cost of FHLB advances has been lower than the total costs of deposits, due in part to the fact that such advances require no deposit insurance premiums and operational overhead costs are less than those associated with deposits. In a rising interest rate environment, the interest rates paid on First Thrift's FHLB advances may tend to increase faster than rates paid on the Company's deposits because the underlying indices in which these adjustable rate advances reprice tends to be more sensitive to conditions in the general interest rate environment. Advances from the FHLB must be collateralized by the pledging of mortgage loans which are assets of First Thrift and, although First Thrift may substitute other loans for such pledged loans, First Thrift is restricted in its ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. Currently, First Thrift has an approved borrowing capacity with the FHLB for $105,000,000 of additional borrowings or equal to approximately 40% of the First Thrift's total assets at June 30, 1994. Because the First Thrift's outstanding FHLB advances represented approximately 33% of total assets at June 30, 1994, the Company expects that deposits will fund a greater percentage of future asset growth and, as a result, the average total cost of funds may increase as the costs of expanding the Company's retail deposit base are

RESULTS OF OPERATIONS - Quarter Ended June 30, 1994 Compared to Quarter Ended
- - ---------------------   -----------------------------------------------------
                        June 30, 1993 (Continued)
                        -------------------------

incurred.

The Company's net interest income was $9,650,000 for the second quarter of 1994, compared to $10,305,000 for the second quarter of 1993, primarily as a result of earning a lower spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 2.57% for the second quarter of 1994, compared to 3.32% for the same period of 1993. The change in net interest margin resulted from the reduced yields on a larger volume of new single family adjustable rate loans, an increase during the quarter in the level of nonearning loans of approximately $20 million or 1.18% of total assets and a continued emphasis on gathering deposits with maturities of one year or more in the face of increasing interest rates.

Non-interest income for the second quarter of 1994 decreased to $687,000 from $1,246,000 in the second quarter of 1993, due to a loss on sale of loans offset by higher net service fee revenue and increased other income. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and purchased mortgage servicing rights, was $562,000 for the second quarter of 1994 compared to $190,000 for the same period of 1993, primarily as a result of lower amortization on the Company's purchased mortgage servicing rights which have been almost fully amortized at June 30, 1994. The average balance of the servicing portfolio increased to $833,376,000 for the six months of 1994 compared to $789,071,000 for all of 1993.

Total loans serviced were $888,048,000 at June 30, 1994 and $814,453,000 at December 31, 1993. The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees ranging from 0.125% to 1.25% of the outstanding loan balance which averaged approximately 0.35% for the second quarter of 1994 compared to 0.38% for all of 1993.

For the second quarter, loan and related fee income was $345,000 in 1994 and $387,000 in 1993. This category includes documentation and processing fees which vary with loan volume and market conditions, late charge income which generally increases as the loan and servicing portfolios grow, and prepayment penalty income which generally varies with loan activity.

The Company sells whole loans and loan participations in the secondary market under several specific programs. Loan sales were $119,563,000 for the second quarter of 1994 and $116,041,000 for the second quarter of 1993. During the period of low interest rates and the popularity of fixed rate loan refinancings, the focus of the Company's mortgage banking activities has been to enter into formal commitments and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has identified, from time-to- time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio.

The amount of loans sold is dependent upon conditions in both the mortgage origination and

RESULTS OF OPERATIONS - Quarter Ended June 30, 1994 Compared to Quarter Ended
- - ---------------------   -----------------------------------------------------
                        June 30, 1993 (Continued)
                        -------------------------

secondary loan sales markets, and the level of gains will fluctuate.
The Company computes a gain or loss on sale at the time of sale by comparing sales price with carrying value and by calculating a capitalized premium, if any. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. In the second quarter of 1994, the Company sold a $67 million pool of adjustable rate mortgage loans which reset on an annual basis and recorded a loss of approximately 0.70% on the loans sold. The sale of these loans resulted in net losses of $448,000 for the second quarter of 1994, compared to gains of $668,000 for the same period of 1993. As a result of the increases during 1994 in mortgage interest rates, the Company began to originate in the second quarter of 1994, and expects to continue to originate in the future, primarily adjustable rate mortgages originated for the Company's balance sheet. Additionally, the mix of such lending is expected to reflect reduced refinance activity by borrowers and increased home loan purchase activity in the Company's markets.
Depending on market conditions and other factors, the Company expects a decrease in the future level of loan sales, resulting in minimal gains on the sale of loans and possible additional losses.

Non-interest expense totalled $5,265,000 for the second quarter of 1994, compared to $5,742,000 for the same period in 1993, which included defeasance costs of $1,132,000 on the repayment of higher cost debentures. The Company's non-interest expense for the second quarter of 1994 included $434,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties compared to $827,000 in the second quarter of 1993. Since January 1, 1993, the Company has followed the AICPA's Statement of Position ("SOP") 92-3 which requires chargeoffs to the reserve for possible losses to be recorded upon foreclosure and for expenses or losses on REO, including subsequent decreases in estimated fair values, to be expensed as incurred.

Although the Company implemented a number of cost control measures in the second quarter of 1994, it incurred increased costs to manage its larger balance sheet and expanded operations, in the second quarter of 1994 compared to the second quarter of 1993. In 1994, the Company's expenses include the occupancy, personnel and advertising costs of three new deposit branches, higher payroll taxes and other employee benefit costs, and increased expenses resulting from the origination of single family loans on which processing fees or points were not collected from the borrowers.
As a percentage of total assets, recurring general and administrative expenses, excluding REO related costs, were 1.28% for the second quarter of 1994, compared to 1.47% for the first quarter of 1994, 1.30% for the second quarter of 1993 and 1.33% for all of 1993.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1994 Compared to Six Months
- - ---------------------   -----------------------------------------------------
                        Ended June 30, 1993
                        -------------------

The following comments are made regarding the results of operations for the six months ended June 30, 1994 compared to the six months ended June 30, 1994. The trend in income and expense items is generally consistent with the comparison of the second quarter of 1994 with the same quarter of 1993. Total interest income and interest expense have increased on a year- to-date basis, primarily as a result of an increased average balance sheet offset in part by a decline in yields earned on assets and rates paid on liabilities, as more fully described below and presented in the table on the following page. Net interest income has decreased due to the increased level of assets earning a lower interest rate spread.

Non-interest income has decreased from $2,236,000 for the first six months of 1993 to $2,197,000 for 1994. This decrease results from a decrease in gain on sale of loans offset in part by increases in net servicing fees, loan and related fees and a $177,000 refund from the Thrift Guaranty Corporation received in the second quarter in 1994. Non-interest expense increased to $10,679,000 in 1994 from $10,499,000 in 1993, primarily due to increases in occupancy costs related to expanded facilities, advertising expense for loans and deposits, and other general and administrative expenses related to operating a larger company in 1994. This category also includes defeasance costs of $1,132,000 which were recorded in June 1993 upon the early redemption of the Company's 11% senior subordinated debentures. As a percentage of average assets, noninterest expenses were 1.37% for the first six months of 1994 compared to 1.33% for the first six months of 1993.

The following table presents for the six months of 1994 and 1993, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest not accrued is excluded. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35% for 1993 and for 1994.

RESULTS OF OPERATIONS - Quarter Ended June 30, 1994 Compared to Six Months
- - ---------------------   --------------------------------------------------
                        Ended June 30, 1993 (Continued)
                        -------------------------------

                                                                              Six Months Ended June 30,
                                                       -------------------------------------------------------------------
                                                                    1994                                    1993
                                                       -----------------------------          ----------------------------
                                                       Average               Yields/          Average              Yields/
                                                       Balance     Interest  Rates            Balance    Interest  Rates
                                                       -------     --------  ------           -------    --------  ------
                                                                                   (In thousands)

Assets:
Interest-bearing deposits with other institutions      $   551     $    14     5.08%         $    690    $    21      6.09%
Short-term investments                                  28,299         545     3.85            47,908        767      3.20
Investment securities                                  112,644       2,883     5.12            65,678      1,478      4.50
Loans                                                1,320,904      47,667     7.22         1,117,562     46,329      8.29
                                                     ---------     -------                  ---------    -------
   Total earning assets                              1,462,398      51,109     6.99         1,231,838     48,595      7.89
                                                                   -------                               -------
Non interest-earning assets                             14,161                                  5,647
                                                     ---------                              ---------
   Total average assets                             $1,476,559                             $1,237,485
                                                    ==========                             ==========

Liabilities and Stockholders' Equity:
Passbooks                                             $116,340      $1,798     3.09%         $114,114    $ 1,945      3.41%
Investment certificates                                692,484      16,642     4.81           582,819     15,765      5.41
                                                     ---------      ------                   --------    -------
   Total thrift certificates                           808,824      18,440     4.56           696,933     17,710      5.08

Other borrowings                                       488,170      10,172     4.17           380,857      7,908      4.15
Subordinated debentures                                 62,142       2,789     8.98            55,294      2,608      9.43
                                                     ---------      ------                    -------    -------
   Total interest-bearing liabilities                1,359,136      31,401     4.62         1,133,084     28,226      4.98
                                                                    ------                               -------
Non interest-bearing liabilities                        10,979                                  9,396
Stockholders' equity                                   106,444                                 95,005
                                                    ----------                             ----------
 Total average liabilities and stockholders' equity $1,476,559                             $1,237,485
                                                    ==========                             ==========
Net interest spread                                                            2.37%                                  2.91%
Net interest income and net interest margin                       $ 19,708     2.70%                     $20,369      3.31%
                                                                  ========                               =======

The Company's balance sheet at June 30, 1994 is generally comparable to that at December 31, 1993. Total assets have increased $127,494,000 to $1,544,687,000. Loans held for sale decreased $23,496,000 and other loans in the Company's portfolio increased $125,938,000, including an increase of $108,380,000 in single family mortgages. Funds were raised primarily by higher deposits of $105,569,000. The Company's reserve for possible losses was $15,463,000 at June 30, 1994, and there were six foreclosed real estate properties resulting in other real estate owned with a value of $7,728,000.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1994 Compared to Six Months
- - ---------------------   -----------------------------------------------------
                        Ended June 30, 1993 (Continued)
                        -------------------------------

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
- - -----------------------------------------------

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


                                                    June 30,                          December 31,
                                                                              ----------------------------
                                                      1994                    1993                    1992
                                                  ------------           ------------             ------------
Loans:
Single family (1-4 units)                         $656,307,000           $577,276,000             $375,757,000
Multifamily (5+ units)                             378,042,000            387,757,000              405,399,000
Commercial real estate                             246,687,000            229,914,000              204,611,000
Multifamily construction                            17,209,000              5,707,000               19,574,000
Single family construction                          16,405,000             14,512,000               14,703,000
Home equity credit lines                            30,154,000             31,213,000               35,255,000
                                                 -------------          -------------            -------------
   Real estate mortgages subtotal                1,344,804,000          1,246,379,000            1,055,299,000

Commercial business and other                       13,696,000              9,679,000               12,486,000
                                                 -------------          -------------            -------------
   Total loans                                   1,358,500,000          1,256,058,000            1,067,785,000

Unearned fee income                                (8,304,000)            (9,406,000)             (12,621,000)
Reserve for possible losses                       (15,463,000)           (12,657,000)             (12,686,000)
                                                 -------------          -------------          --------------
   Loans, net                                   $1,334,733,000         $1,233,995,000          $1,042,478,000
                                                ==============         ===============         ==============

The following table presents an analysis of the Company's loan portfolio at June 30, 1994 by property type and geographic location:

                                 San Francisco    Los Angeles     Other CA      Las Vegas                                  Percent
                                   Bay Area         County          Areas         Nevada         Other         Total       By Type
                                 ------------    ------------   -----------    ------------   ----------- --------------   -------
Property Type:
Single family (1-4 units)(1)     $477,416,000    $163,852,000   $37,102,000    $  5,414,000   $ 8,530,000 $  692,314,000    50.9%
Multifamily (5+ units)            160,178,000      98,709,000    21,949,000      97,206,000           ---    378,042,000    27.8%
Commercial real estate            172,016,000      29,089,000    10,606,000      31,260,000     3,716,000    246,687,000    18.2%
Construction loans                    265,000             ---           ---      33,349,000           ---     33,614,000     2.5%
Commercial Business and other         128,000       6,331,000     1,000,000         358,000        26,000      7,843,000     0.6%
                                 ------------    ------------   -----------    ------------   ----------- --------------   -------
   Total                         $810,003,000    $297,981,000   $70,657,000    $167,587,000   $12,272,000 $1,358,500,000   100.0%
                                 ============    ============   ===========    ============   =========== ==============   =======

Percent by location                     59.6%           21.9%           5.2%           12.4%          0.9%         100.0%

(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.


The Company places an asset on nonaccrual status when one of the following events occurs: any installment of principal or interest is over 90 days past due (except for single family loans which are judged by management to be well secured and in the process of collection), management determines the ultimate collection of principal or interest to be unlikely, management deems a loan to be an in-substance foreclosure, or the Company takes possession of the collateral. Additionally, loans modified to defer or waive interest equal to more than four payments are

RESULTS OF OPERATIONS - Six Months Ended June 30, 1994 Compared to Six Months
- - ---------------------   -----------------------------------------------------
                        Ended June 30, 1993 (Continued)
                        -------------------------------

placed on nonaccrual status and generally will continue in this status until at least six payments have been received. Real estate collateral obtained by the Company or deemed to be foreclosed in substance is collectively referred to as REO.

The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans over 90 days past due at the dates indicated.

NONACCRUING ASSETS AND OTHER LOANS

                                                                   June 30,                    December 31,
                                                                                ----------------------------------
                                                                     1994                  1993            1992
                                                                -----------     ----------------------------------
Nonaccruing Loans
   Single family                                                $ 1,683,000      $           ---    $          ---
   Multifamily                                                   33,617,000            6,740,000         3,894,000
   Commercial real estate                                         5,134,000            4,862,000         5,524,000
   Other                                                            232,000               16,000           140,000
                                                                -----------      ---------------    --------------
     Nonaccruing loans                                           40,666,000           11,618,000         9,558,000
Real estate owned ("REO")                                         7,728,000            9,961,000         8,937,000
Nonaccruing investments                                                 ---              361,000           469,000
                                                                -----------      ---------------    --------------
     Total nonaccruing assets                                    48,394,000           21,940,000        18,964,000
Restructured performing loans                                     5,889,000            6,342,000         3,366,000
                                                                -----------      ---------------    --------------
     Total nonaccruing assets and restructured performing loans $54,283,000          $28,282,000       $22,330,000
                                                                ===========      ===============    ==============

Accruing single family loans more than 90 days past due         $ 2,057,000          $ 1,390,000       $ 3,541,000

Percent of Total Assets:
   Nonaccruing assets                                                  3.13%                1.55%             1.54%
   Nonaccruing assets and restructured performing loans                3.51%                2.00%             1.81%
Ratio of reserve for possible losses to nonaccruing loans                38%                 109%              133%

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

On January 17, 1994, the greater Los Angeles area experienced an earthquake which caused significant damage to the freeway system and real estate throughout the area. As a result of this earthquake, some of the Company's borrowers are experiencing problems primarily among the 37+ unit multifamily loan portfolio in Los Angeles County, which represented approximately 5% of the Company's total assets at June 30, 1994. A special earthquake reserve of $4,000,000 was provided in the first quarter of 1994. Such reserve represented the Company's best estimate, at the time, of the loss potential resulting from damage or related economic impact, after contacting the potentially affected borrowers and making inspections of such properties. The ultimate adequacy of this reserve amount depends in part on the outcome

RESULTS OF OPERATIONS - Six Months Ended June 30, 1994 Compared to Six Months
- - ---------------------   -----------------------------------------------------
                        Ended June 30, 1993 (Continued)
                        -------------------------------

of additional negotiations with borrowers, the nature and timing of local disaster relief funding, and the general economic climate affecting multifamily occupancy and rental rates in the Los Angeles area. As of June 30, 1994, $1,446,000 has been charged off against this reserve including $408,000 of interest which was recorded as a receivable at March 31, 1994 and was subsequently determined to be in doubt as to its collection.

At June 30, 1994, the dollar amount of the Company's nonaccruing assets increased to $48,394,000 from $21,940,000 at December 31, 1993, primarily due to the affects of the January 17, 1994, Los Angeles earthquake. At June 30, 1994, nonaccruing assets included approximately $33,000,000 of loans adversely impacted by the earthquake and REO properties included $1,473,000 of multifamily properties acquired as a result of the earthquake. At June 30, 1994, all $5,889,000 of restructured loans were restructured as a result of the earthquake. Nonaccruing assets at June 30, 1994 have been reduced by chargeoffs of $1,139,000 during the first six months of 1994 and $1,488,000 prior to 1994. At June 30, 1994, the Company's nonaccrual loans included $14,400,000 of loans which had been restructured by the forgiveness of interest or the capitalization of interest equivalent to more than four months. Additionally, there were $6,700,000 of modified loans placed on nonaccrual at June 30, 1994 because the borrowers have been unable to perform under the terms of forebearance agreements.
As a result of the terms of these restructurings, although the Company has received or expects to receive monthly payments, the loans will continue to be reported as nonaccrual loans until at least six payments have been received.

Because of this earthquake, management of the Company expects that the level of loan delinquencies and REO may increase further during 1994. Some borrowers have experienced direct property damage or loss of tenants, or could be affected in the future as a result of lower rental revenues or further economic difficulties. First Republic has been and is continuing to work with those borrowers to assist them with obtaining available disaster relief funding and has assisted some of them by modifying the terms of loans. Such loan modifications have included the deferral or capitalization of interest payments, the reduction in the rate of interest collected and the waiver of principal and interest in some cases. The Company has also assisted many of its borrowers in the application for federal, state, and local disaster relief funds; although the receipt of such funds has been delayed, the Company expects that some of its borrowers will ulitmately receive such assistance and has deferred the modification of certain nonaccruing loans until the disaster relief process is concluded.

As of June 30, 1994, the Company has granted forbearance as to principal and interest payments, generally amounting to two to four months of payments, on $16,300,000 of loans; as a result of these forbearance agreements, the Company has recorded as a receivable at June 30, 1994, $ 275,000 of interest, $155,000 of which relates to the first quarter of 1994 and $120,000 of which relates to the second quarter of 1994. Such interest was not collected but is expected to be collected over the next one to four years, as part of regular payments scheduled to begin in the third quarter of 1994. These loans will be placed on nonaccrual status if the borrowers become unable to perform under the terms of these forbearance agreements. If losses result from the inability of borrowers to comply with these agreements, such losses of

RESULTS OF OPERATIONS - Six Months Ended June 30, 1994 Compared to Six Months
- - ---------------------   -----------------------------------------------------
                        Ended June 30, 1993 (Continued)
                        -------------------------------

principal or forbearance interest will be charged to the Company's special earthquake reserve.

Additionally, the Company has modified the terms of $8,500,000 of primarily multifamily loans as a result of this natural disaster. Under these modifications, the Company has agreed to capitalize interest payments, extend loan maturity, reduce the contractual interest rate or waive amounts due. If the terms of the loans, after such modifications, are below those generally available in the current market or if any principal or contractually due interest is forgiven, then such loan modifications are classified as restructured loans. As of June 30, 1994, $5,889,000 of these loans are reported as restructured performing loans. In the event that the Company's borrowers are unable to meet their obligations under modified or restructured loans and a loss is incurred, the Company will charge the special earthquake reserve. Additional forbearance agreements or loan modifications, including loan restructurings, are expected to be entered into with the Company's borrowers in the third quarter of 1994 and, possibly, future quarters.

During the second quarter of 1994, two loans totaling $2,598,000 were transferred to REO and five REO properties with a book value totaling $4,246,000 were sold. At June 30, 1994, the Company held as REO properties two apartment buildings, which were foreclosed upon as a result of the earthquake, one commercial property, two parcels of land and one single family residential property. One of the REO parcels of land is an 800 acre parcel which was appraised in January 1993 at a value in excess of its recorded value of $5,054,000; this property is owned by First Republic, the holding company.

At the time each loan is originated, the Company establishes a reserve for the inherent risk of potential future losses, based on established criteria, including the type of loan and loan-to- value or cash flow-to-debt service ratios. Management believes that such policy enables the Company's reserves to increase commensurate with growth in the size of the Company's loan portfolio. In the underwriting of purchased loans, management considers the inherent risk of loss in determining the price to be paid. When loans are purchased, a portion of the discount is designated as a reserve for possible losses to reflect the inherent credit losses which could be reasonably expected to occur in the future and is thereafter unavailable to be amortized as an increase in interest income.

Anticipating a possible recession, the Company began to provide additional reserves in July 1990 by establishing a newly created recession reserve category. The provisions for the recession reserve were not required or recommended by any regulatory authority. These provisions reduced earnings by $1,000,000 for the first and second quarters of 1993 and $750,000 for the first and second quarters of 1994. Management views the recession reserve as part of its total unallocated reserves available to absorb losses on the Company's loans that may result from general economic conditions. If specific loans become delinquent or property values decline, this reserve is available to absorb losses.

Since January 1, 1993, the Company adopted the AICPA's SOP 92-3 which requires chargeoffs to the reserve for possible losses to be recorded upon foreclosure and for expenses or losses on REO to be expensed as incurred. The Company's reserve for possible losses is maintained at

RESULTS OF OPERATIONS - Six Months Ended June 30, 1994 Compared to Six Months
- - ---------------------   -----------------------------------------------------
                        Ended June 30, 1993 (Continued)
                        -------------------------------

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

Since inception through June 30, 1994, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. As of June 30, 1994, the Company has not experienced any losses on its portfolio of real estate secured loans, including construction loans, located in the Las Vegas market. Collectively, these two categories represented 63% of the Company's total loans at June 30, 1994.

As a percentage of nonaccruing loans, the reserve for possible losses was 109% at December 31, 1993 and 38% at June 30, 1994. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels.

The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due loans, in assessing the adequacy of its total reserves.  In addition, the Company has instituted procedures for reviewing and grading of all the larger income property loans in its portfolio on at least an annual basis.
Based upon that continuing review and grading process, among other factors, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio.  Management currently
anticipates that it will continue to provide additional recession or earthquake related reserves so long as, in its judgement, the adverse
effects of these events on its assets continue.    Management expects
that additional reserve provisions in the range of $750,000 to $1,000,000 per quarter may be necessary for the remainder of 1994.
When management determines that the effects of the recessionary conditions have diminished, management currently anticipates that it would reduce or eliminate such future provisions to the recession reserve, although the Company may continue to maintain total reserves at a level higher than existed prior to this recession. Management does not intend to increase earnings in future periods by reversing amounts in the recession reserve.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1994 Compared to Six Months
- - ---------------------   -----------------------------------------------------
                        Ended June 30, 1993 (Continued)
                        -------------------------------

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                          Six Months Ended                       Year Ended
                                                              June 30,                          December 31,
                                                                                       ---------------------------
                                                                1994                    1993                   1992
                                                          ----------------          -------------         --------------

Reserve for Possible Losses:
Balance beginning of period                                  $ 12,657,000            $ 12,686,000           $ 11,663,000

Provision charged to expense:
   Regular reserve                                                172,000                 806,000              1,649,000
   Recession reserve                                            1,500,000               4,000,000              6,413,000
   Earthquake reserve                                           4,000,000                     ---                    ---
Reserve from purchased loans                                       33,000                 200,000                466,000
Reserve of First Republic Savings Bank at acquisition                 ---                  24,000                    ---

Chargeoffs on originated loans:
   Single family                                                 (100,000)               (209,000)              (328,000)
   Multifamily                                                 (2,723,000)             (3,367,000)            (3,961,000)
   Commercial real estate                                         (52,000)             (1,547,000)            (3,750,000)
   Commercial business loans                                          ---                 (76,000)              (213,000)

Recoveries on originated loans:
   Single family                                                      ---                     ---                 50,000
   Multifamily                                                        ---                     ---                  5,000
   Commercial real estate                                             ---                  92,000                654,000
   Commercial business loans                                          ---                  43,000                 12,000

Acquired loans:
   Chargeoffs                                                     (24,000)                   ---                    ---
   Recoveries                                                         ---                  5,000                 26,000
                                                               ----------             -----------            ----------
Total chargeoffs, net of recoveries                            (2,899,000)            (5,059,000)            (7,505,000)
                                                               ----------             -----------            ----------
Balance end of period                                      $   15,463,000         $    12,657,000        $   12,686,000
                                                               ==========             ===========            ==========

Average loans for the period                               $1,320,904,000         $1,154,680,000         $1,008,783,000
Total loans at period end                                   1,358,500,000          1,233,995,000          1,067,785,000

Ratios of reserve for possible losses to:
   Total loans                                                       1.14%                   1.01%                 1.19%
   Nonaccruing loans                                                   38%                    109%                  133%
   Nonaccruing assets and restructured performing loans                28%                     45%                   57%
   Net chargeoffs to average loans                                   0.44%*                  0.44%                 0.74%

- - ------------
*Annualized

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

                      Not Applicable

Item 3.               Defaults Upon Senior Securities
                      -------------------------------

                      Not Applicable

Item 4.               Submission of Matters to a Vote of Security Holders
                      ---------------------------------------------------

                      Not Applicable

Item 5.               Other Information
                      -----------------

                      Not Applicable

Item 6.               Exhibits and Reports on Form 8-K
                      --------------------------------

                      A.   Exhibit 11 Statement  of Computation of
                           Earnings Per Share.

                      B. On June 6, 1994 the Company filed a Form 8-K concerning its response to an inquiry from the New York Stock
                           Exchange on the trading acitivity of its common stock.

                      C.   On July 21, 1994, the Company filed a
                           Form 8-K relating to Item 5 therein,
                           covering the registrant's release to the business community of its earnings for the quarter and six months ended June 30, 1994.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   FIRST REPUBLIC BANCORP INC.



Date:        August 11, 1994              /s/JAMES H. HERBERT, II
                                          ------------------------
                                            JAMES H. HERBERT, II
                                     President and Chief Executive Officer





Date:        August 11,1994               /s/WILLIS H. NEWTON, JR.
                                         --------------------------
                                           WILLIS H. NEWTON, JR.
                                           Sr. Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                                               EXHIBIT 11

                                       FIRST REPUBLIC BANCORP INC.
                             STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                                                                     Quarter Ended                       Six Months Ended
                                                                        June 30,                                June 30,
                                                             ---------------------------            ----------------------------

                                                                 1994             1993                  1994            1993
                                                             -----------       ----------           -----------      ---------
Primary:
  Net income available to common stock                        $2,529,000      $2,645,000             $3,189,000     $5,591,000
  Effect of convertible subordinated debentures,
     net of taxes (1)                                            399,000         402,000                798,000        804,000
                                                              ----------      ----------             ----------     ----------
  Adjusted net income for fully diluted calculation (1)       $2,928,000      $3,047,000             $3,987,000     $6,395,000
                                                              ==========      ==========             ==========     ==========
  Weighted average shares outstanding,
     beginning of period excluding treasury shares             7,754,957       7,718,050              7,743,965      7,716,086
  Effect of stock options exercised during period                    992             519                  5,646          1,933
  Weighted average shares of stock purchased by employees            932           1,032                  3,340            519
  Weighted average shares of dilutive stock
     options under treasury stock method                         314,082         232,848                335,301        248,854
  Weighted average shares of treasury stock                      (42,823)             --                (35,589)            --
                                                              ----------      ----------            -----------     ----------
  Adjusted shares outstanding - primary                        8,028,140       7,952,449              8,052,663      7,967,392
                                                              ==========      ==========            ===========     ==========

  Net income per common share - primary                      $      0.32     $      0.33            $      0.40    $      0.70
                                                             ===========      ==========            ===========    ===========

Fully Diluted:
  Adjusted shares - primary, from above                        8,028,140       7,952,449              8,052,663      7,967,392
  Weighted average shares issuable upon conversion
     of convertible subordinated debentures (1)                2,524.210       2,524,210              2,524,210      2,524,210
  Additional weighted average shares of dilutive
     stock options converted at period-end
     stock price under the treasury stock method                  19,134          28,045                  9,572         14,046
                                                              ----------      ----------             ----------     ----------
Adjusted shares outstanding - fully diluted                   10,571,484      10,504,704             10,586,445     10,505,648
                                                              ==========      ==========             ==========     ==========

Net income per share - fully diluted (1)                     $      0.28     $      0.29            $      0.38(2) $      0.61
                                                              ==========      ==========             ==========     ==========

- - --------------------
Per share amounts and numbers of shares have been adjusted to reflect the effect of the 3% mstock dividend paid to stockholders of record on February 18, 1994.

(1) Due to the existence of convertible subordinated debentures, the fully-diluted calculation includes the number of shares which would be outstanding if all such debentures were converted and adjusts reported net income for the effect of interest expense on the debentures, net of taxes.

(2) As a result of these debentures being antidilutive in the first quarter of 1994, the calculated fully diluted EPS for the first six months of 1994 exceeds the total of the calculated fully diluted EPS for each quarter of 1994 by $0.02.