Form 10-Q
period 1994-09-30
FIRST REPUBLIC BANCORP INC
filed 1994-11-14
CIK 770975

FORM 10-Q

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For Quarter Ended                                      Commission
September 30, 1994                               File No. 0-15882
- - ------------------                               ----------------

                    FIRST REPUBLIC BANCORP INC.
                    ---------------------------
                   (Exact name of registrant as
                     specified in its charter)


Delaware                                               94-2964497
- - --------                                               ----------
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

Common Stock , par value $.01 per share, of First Republic
Bancorp Inc. outstanding at November 4, 1994, 7,554,207 shares.

                           First Republic Bancorp Inc.
                                   Form 10-Q

                                September 30, 1994

                                     Index

                                                                     PAGE
PART I - FINANCIAL INFORMATION                                       ----
  Item 1 - Financial Statements

           Consolidated Balance Sheet -
           September 30, 1994 and December 31, 1993                     3

           Consolidated Statement of Income -  Nine Months
           and Quarters Ended September 30, 1994 and 1993               5

           Consolidated Statement of Cash Flows -
           Nine Months ended September 30, 1994 and 1993                6

           Notes to Consolidated Financial
           Statements                                                   7

  Item 2 - Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                                    8

PART II - OTHER INFORMATION                                            27

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES                                                             28

                                          2

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


  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                September 30,      December 31,
                                                                     1994             1993
                                                                -------------      ------------
                                                                 (Unaudited)
ASSETS
  Cash                                                           $ 13,114,000      $ 19,903,000
  Federal funds sold and short term investments                    23,000,000        18,883,000
  Interest bearing deposits at other financial institutions           297,000           592,000
  Investment securities (net)                                     125,533,000        84,208,000
  Federal Home Loan Bank Stock, at cost                            27,277,000        22,927,000
                                                                  -----------       -----------
                                                                  189,221,000       146,513,000

Loans
  Single family (1-4 unit) mortgages                              724,576,000        546,232,000
  Multifamily (5+ units) mortgages                                384,483,000        387,757,000
  Commercial real estate mortgages                                248,675,000        229,914,000
  Commercial business loans                                         6,236,000          8,346,000
  Multifamily construction                                         18,359,000          5,707,000
  Single family construction                                       12,491,000         14,512,000
  Equity lines of credit                                           30,582,000         31,213,000
  Leases, contracts and other                                         698,000          1,333,000
  Loans held for sale                                               8,481,000         31,044,000
                                                                -------------      -------------
                                                                1,434,581,000      1,256,058,000

Less
  Unearned loan fee income                                         (7,484,000)        (9,406,000)
  Reserve for possible losses                                     (14,306,000)       (12,657,000)
                                                                -------------      --------------
   Net loans                                                    1,412,791,000      1,233,995,000

  Accrued interest receivable                                       9,660,000          8,110,000
  Purchased servicing and premium on sale of loans                    908,000          1,154,000
  Prepaid expenses and other assets                                15,017,000         13,786,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                                  3,774,000          3,674,000
  Real estate owned (REO)                                           7,295,000          9,961,000
                                                              ---------------     --------------
                                                              $ 1,638,666,000     $1,417,193,000
                                                              ===============     ==============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                September 30,      December 31,
                                                                     1994              1993
                                                               --------------     --------------
                                                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Thrift certificates
  Passbook and MMA accounts                                    $  127,088,000      $ 117,161,000
  Investment certificates                                         775,208,000        634,510,000
                                                               --------------      -------------
   Total thrift certificates                                      902,296,000        751,671,000

  Interest payable                                                  9,807,000          8,105,000
  Custodial receipts on loans serviced for others                   1,751,000          1,046,000
  Other liabilities                                                 4,288,000          8,358,000
  Federal Home Loan Bank advances                                 545,530,000        468,530,000
  Other borrowings                                                    788,000         13,580,000
                                                                -------------      -------------
   Total senior liabilities                                     1,464,460,000      1,251,290,000

  Senior subordinated debentures                                    9,978,000          9,981,000
  Subordinated debentures                                          19,419,000         16,476,000
  Convertible subordinated debentures                              34,500,000         34,500,000
                                                                -------------      -------------
   Total liabilities                                            1,528,357,000      1,312,247,000
                                                                -------------      -------------


Stockholders' equity
  Common stock                                                         78,000              77,000
  Capital in excess of par value                                   74,643,000          71,124,000
  Retained earnings                                                37,878,000          35,296,000
  Deferred compensation -- ESOP                                      (788,000)         (1,200,000)
  Treasury shares, at cost                                           (982,000)           (351,000)
  Unrealized loss-available for sale securities                      (520,000)                  -
                                                                -------------      --------------
   Total stockholders' equity                                     110,309,000         104,946,000
                                                                -------------      --------------

                                                               $1,638,666,000      $1,417,193,000
                                                                =============      ==============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)

                                                                    QUARTER ENDED                 NINE MONTHS ENDED
                                                                    September 30,                   September 30,
                                                                    -------------                 -----------------
                                                                 1994            1993              1994           1993
                                                             ------------    ------------      ------------   ------------
Interest income:
  Interest on real estate and other loans                    $ 25,688,000    $ 23,309,000      $ 73,355,000   $ 69,638,000
  Interest on investments                                       2,436,000       1,425,000         5,870,000      3,669,000
                                                              -----------     -----------       -----------    -----------
   Total interest income                                       28,124,000      24,734,000        79,225,000     73,307,000
                                                              -----------     -----------       -----------    -----------
Interest expense:
  Interest on thrift accounts                                  10,708,000       8,897,000        29,148,000     26,607,000
  Interest on notes, debentures and other borrowings            8,146,000       5,392,000        21,107,000     15,907,000
                                                              -----------     -----------       -----------    -----------
   Total interest expense                                      18,854,000      14,289,000        50,255,000     42,514,000
                                                              -----------     -----------       -----------    -----------

Net interest income                                             9,270,000      10,445,000        28,970,000     30,793,000
Provision for losses                                            1,502,000       1,030,000         7,182,000      3,615,000
                                                              -----------     -----------       -----------    -----------
Net interest income after provision for losses                  7,768,000       9,415,000        21,788,000     27,178,000
                                                              -----------     -----------       -----------    -----------

Non-interest income:
  Servicing fees, net                                             719,000         303,000         1,709,000        757,000
  Loan and related fees                                           309,000         398,000         1,147,000      1,145,000
  Gain on sale of loans                                           356,000         987,000           482,000      2,019,000
  Other income                                                     47,000           1,000           290,000          4,000
                                                              -----------     -----------       -----------    -----------
   Total non-interest income                                    1,431,000       1,689,000         3,628,000      3,925,000
                                                              -----------     -----------       -----------    -----------

Non-interest expense:
  Salaries and related benefits                                 1,551,000       1,501,000         5,197,000      4,317,000
  Occupancy                                                       625,000         456,000         1,841,000      1,291,000
  Advertising                                                     429,000         315,000         1,434,000        936,000
  Professional fees                                               129,000         168,000           405,000        470,000
  FDIC insurance premiums                                         476,000         456,000         1,332,000      1,361,000
  REO costs and losses                                            315,000         846,000           862,000      2,566,000
  Other general and administrative                              1,376,000       1,387,000         4,509,000      3,555,000
  Defeasance costs                                                      0               0                 0      1,132,000
                                                              -----------     -----------       -----------    -----------
   Total non-interest expense                                   4,901,000       5,129,000        15,580,000     15,628,000
                                                              -----------     -----------       -----------    -----------

Income before income taxes                                      4,298,000       5,975,000         9,836,000     15,475,000
Provision for income taxes                                      1,746,000       2,548,000         4,095,000      6,457,000
                                                              -----------     -----------       -----------    -----------
Net income                                                     $2,552,000      $3,427,000        $5,741,000     $9,018,000
                                                              ===========     ===========       ===========    ===========

Net income adjusted for effect of convertible
  issue, used in fully diluted EPS                             $2,951,000      $3,823,000        $6,939,000     $10,218,000
                                                              ===========     ===========       ===========    ============
Primary earnings per share                                     $     0.32      $     0.43        $     0.71     $      1.13
                                                              ===========     ===========       ===========    ============
Weighted average shares - primary                               8,026,378       8,030,256         8,043,858       7,988,372
                                                              ===========     ===========       ===========    ============
Fully diluted earnings per share                               $     0.28      $     0.36        $     0.66     $      0.97
                                                              ===========     ===========       ===========    ============
Weighted average shares - fully diluted                        10,551,059      10,658,028        10,574,606      10,556,467
                                                              ===========     ===========       ===========    ============

                                       5

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
  (unaudited)

                                                                        Nine Months ended
                                                                        -----------------
                                                                           September 30,
                                                                           -------------
                                                                     1994             1993
                                                                  -----------      -----------
Operating Activities
  Net Income                                                      $ 5,741,000      $ 9,018,000
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Provision for losses                                           7,182,000        3,615,000
     Provision for depreciation and amortization                    1,898,000        1,401,000
     Amortization of loan fees                                     (3,312,000)      (3,503,000)
     Amortization of investment securities discounts                   (5,000)          (1,000)
     Amortization of investment securities premiums                   156,000           96,000
     Loans originated for sale                                    (82,799,000)    (233,709,000)
     Loans sold into commitments                                   84,854,000      215,042,000
     Decrease in deferred taxes                                       486,000          824,000
     Net gains on sale of loans                                      (482,000)      (2,019,000)
     Increase in interest receivable                               (2,343,000)        (999,000)
     Increase (decrease) in interest payable                        1,702,000         (339,000)
     Increase in other assets                                      (1,306,000)      (2,464,000)
     Increase (decrease) in other liabilities                      (3,852,000)       1,439,000
                                                                  -----------     ------------
     Net Cash Provided (Used) By Operating Activities               7,920,000      (11,599,000)

Investment Activities
     Loans originated                                            (540,964,000)     (392,586,000)
     Loans purchased                                                       --        (4,020,000)
     Other loans sold                                             131,408,000        85,822,000
     Principal payments on loans                                  213,929,000       198,352,000
     Purchase of investment securities                            (48,133,000)      (12,926,000)
     Repayments of investment securities                            8,307,000         3,461,000
     Net decrease in short term investments                           295,000           981,000
     Additions to fixed assets                                       (767,000)       (1,207,000)
     Net proceeds from sale of real estate owned                    7,417,000         4,504,000
                                                                 ------------     -------------
     Net Cash (Used) by Investing Activities                     (228,508,000)     (117,619,000)

Financing Activities
     Net increase in thrift passbook and MMA accounts               9,927,000        16,498,000
     Issuance of investment certificates                          305,467,000       232,005,000
     Repayments of investment certificates                       (164,769,000)     (204,490,000)
     Increase in long-term FHLB advances                           87,000,000        50,000,000
     Repayments of other long-term borrowings                        (412,000)         (356,000)
     Net decrease in short-term borrowings                        (22,380,000)              ---
     Decrease in deferred compensation - ESOP                         412,000           356,000
     Repayment of subordinated debentures                             (25,000)      (10,569,000)
     Issuance of subordinated debentures                            2,965,000        14,428,000
     Proceeds from employee stock purchase plan                        98,000            58,000
     Proceeds from common stock options exercised                     264,000           108,000
     Purchase of Treasury Stock                                      (631,000)              ---
                                                                 ------------      ------------
     Net Cash Provided by Financing Activities                    217,916,000        98,038,000

     Decrease in Cash and Cash Equivalents                         (2,672,000)      (31,180,000)

     Cash and Cash Equivalents at Beginning of Period              38,786,000        98,301,000
                                                                 ------------      ------------
     Cash and Cash Equivalents at End of Period                  $ 36,114,000      $ 67,121,000
                                                                 ============      ============

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

These interim financial statements should be read in conjunction with the Company's 1993 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter and nine months ended September 30, 1994 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments would be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity.
The Company implemented SFAS No. 115 in the first quarter of 1994, at which time substantially all of the Company's investments were classified as held to maturity upon adoption.
At September 30, 1994, the Company owned $13,921,000 of securities classified as available for sale, substantially all which were adjustable rate preferred stocks without a stated maturity. These securities had a market value of $13,401,000 at September 30, 1994 and, accordingly, the Company's stockholders' equity has been reduced by $520,000.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
GENERAL

First Republic is a financial services company operating in California and Nevada as a thrift and loan holding company and as a mortgage banking company, originating, holding or selling, and servicing mortgage loans. First Republic owns and operates First Thrift, a California-chartered, FDIC-insured, thrift and loan subsidiary, and First Republic Savings Bank (collectively, "the Thrifts").

The Company is primarily engaged in originating residential real estate secured loans on single family residences and multifamily properties. The Company's loan portfolio also contains loans secured by commercial properties. Currently, the Company's strategy is to emphasize the origination of single family and to limit the origination of multifamily mortgage loans and commercial real estate mortgage loans. Lending activities in Las Vegas are primarily focused on single family and multifamily residential construction projects and permanent mortgage loans on income properties. The Company emphasizes its real estate lending activities in San Francisco, Los Angeles and Las Vegas because of the proximity of its loan offices and the experience of executive management with real estate in these areas. In addition to the Company performing an underwriting analysis on each borrower and obtaining independent property appraisals, an officer of the Company generally visits each property or project prior to the loan closing.

During the first nine months of 1994, the Company continued its focus on single family lending begun in 1992, but mortgage banking activity has been reduced as a result of higher interest rates. Total loans of all types originated by the Company in 1993 were $944.8 million, and loan sales were $425.5 million in 1993. For the nine months ended September 30, 1994, the Company originated $623.8 million of loans and loan sales were $216.3 million, as compared to loan originations of $626.3 million and loan sales of $300.9 million for the nine months ended September 30, 1993. The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $882.0 million in loans at September 30, 1994.

The following table presents certain performance ratios and share data information for the Company for the last three years and the first nine months of the current and prior years.

- - -------------------

                                                     At or for the nine months               At or for the Year
                                                          Ended September 30,               Ended December 31,
                                                     --------------------------     ----------------------------------
                                                            1994        1993          1993        1992        1991
                                                        -----------   ---------     --------    ---------   --------

Performance Ratios:
 Return on average assets*                                    0.50%       0.95%         0.97%       1.06%       0.96%
 Return on average equity*                                    7.12       12.44         12.65       14.10       17.22
 Average equity to average assets                             7.08        7.65          7.51        7.51        5.55
 Leverage ratio                                               6.91        7.73          7.65        7.58        6.81
 Total risk-based capital ratio                              16.52       17.06         17.62       16.90       13.60
 Net interest margin*                                         2.57        3.28          3.25        3.30        3.45
 Non-interest expense to average assets*                      1.29        1.35          1.33        1.30        1.44
 Nonaccruing assets to total assets                           2.98        2.29          1.55        1.54        1.50
 Nonaccruing assets and restructured performing
   loans to total assets                                      3.62        2.77          2.00        1.81        1.86
 Net loan chargeoffs to average loans*                        0.56        0.43          0.44        0.74        0.30
 Reserve for possible losses to total loans                   1.00        1.09          1.01        1.19        1.34
 Reserve for possible losses to nonaccruing loans               34%         98%          109%        133%         88%

Share Data:
 Common and equivalent shares outstanding                7,713,030   7,735,576     7,718,791   7,716,086   6,182,260
 Tangible book value per fully-diluted common share         $14.29      $13.14        $13.58      $11.94       $9.59

- - -------------------
*Nine months data is annualized


First Thrift's retail deposits and FHLB advances are the Company's principal source of funds with loan principal repayments, sales of loans, and the proceeds from debt and equity financings as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San Diego County, California and in Las Vegas,
Nevada.

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $633 million of FHLB advances at September 30, 1994. Such advances are collateralized by real estate mortgage loans and $545.5 million has been advanced at September 30, 1994. Membership in the FHLB provides First Thrift with an alternative funding source for its loans and creates opportunities for the Company to improve the matching of assets with liabilities.

First Thrift, whose thrift certificates are insured by the FDIC, operates three branches in San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. As of September 30, 1994, First Thrift had total assets of $1,584,182,000, tangible shareholder's equity of $125,562,000 and total capital, consisting of tangible shareholder's equity, subordinated capital notes and reserves of $154,527,000. At September 30, 1994, First Thrift's tangible shareholder's equity as a percentage of total assets was 7.93% and its total capital as a percentage of risk adjusted assets was 14.01%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at 8.12%, using Tier 1 capital ( as defined under the FDIC's risk- based capital definitions) and average total assets for the most recent quarter.

In 1992, the Company implemented procedures requiring annual or more frequent asset reviews of its multifamily and commercial real estate loans. As part of these asset review procedures, recent financial

- - -------------------

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

LIQUIDITY
- - ---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At September 30, 1994, the investment securities portfolio of $125,533,000, plus cash and short term investments of $36,411,000, amounted to $161,944,000, or 9.9% of total assets. At September 30, 1994, substantially all of the Company's investments mature within twelve months or are adjustable rate in nature. At September 30, 1994, the Company owned no investments of a trading nature.

Additional sources of liquidity at September 30, 1994 are provided by borrowings collateralized by investment securities of approximately $95,000,000 and available unused FHLB advances of approximately $88,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
- - ------------------------------

Management seeks to manage its asset and liability portfolios to earn a satisfactory level of net interest income while minimizing the potential impact of fluctuating interest rates. To achieve this objective, the Company's strategy is to manage the rate sensitivity and maturity of its interest-earning assets and interest-bearing liabilities by emphasizing the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at September 30, 1994 approximately 60% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, most of the Company's loans adjust every six months and contain interim caps or limitations to the amount that rates may increase, both of which factors contribute to a further lagging of rates earned on loans. Therefore, management believes that interest rates on the Company's liabilities may tend to rise more quickly in a continued rising interest rate environment than rates on these assets, which could cause a further decrease in the Company's net interest margin. Conversely, the Company could experience a decrease in its net interest income if the general

- - ------------------------------------------

level of interest rates were to drop quickly because the average maturity of its deposits may be longer than the average maturity (or length of time before repricing of variable rate assets) of its loan and investment portfolios, both evaluated on a periodic basis.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at September 30, 1994. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. As of September 30, 1994, approximately 87% of the Company's interest earning assets and 57% of interest bearing liabilities will reprice within the next six months and the Company's one-year cumulative GAP, or ratio of repricing assets to repricing liabilities is positive 24.1%.
Generally, this means its assets would be expected to reprice more quickly than its liabilities which could result in the Company's net interest spread declining if interest rates decline rapidly or increasing if interest rates rise rapidly. See
"-Results of Operations" for a discussion of the reduction in the Company's net interest spread for the quarter ended September
30, 1994. During the generally declining interest rate environment of 1992 and 1993, the Company maintained a relatively stable net interest margin. Although the Company's one-year cumulative gap was positive during this period, the majority of its loans reprice based on an interest rate index which lags market rates and a portion of the Company's loans carry minimum interest rates, or floors, which became effective as rates declined. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at September 30, 1994:

- - ------------------------------------------

                                ASSET & LIABILITY REPRICING SENSITIVITY
                                 FIRST REPUBLIC BANCORP CONSOLIDATED
                                           September 30, 1994
                                                (000's)

                                       3 Months    3 to        6 to        1 to       2 to     Over    Non Interest
                          Immediate    or Less    6 Months   12 Months   2 Years     5 Years   5 Years   Sensitive      TOTAL
                          ---------    --------   --------   ---------   -------     -------   -------   ---------      -----

ASSETS:
Loans                           0      636,335    591,231    148,565         9,913    21,605     26,932          0       1,434,581

Securities                      0      131,084     10,004     11,707             0         0         15          0         152,810

Cash & short-term
 investments               13,114       23,297          0          0             0         0          0          0          36,411

Non-interest bearing
 assets, net                    0            0          0          0             0         0          0     14,864          14,864
                           ------      -------    -------    -------         -----    ------     ------     ------       ---------
 TOTAL                     13,114      790,716    601,235    160,272         9,913    21,605     26,947     14,864       1,638,666



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

Passbooks & MMA's  (1)          0      104,380     12,528      7,412         2,768          0         0          0         127,088

Investment Certificates:
 100K or greater                0        8,277      6,054      6,531        13,269      6,221       100          0          40,452
 < 100K                         0      117,850    156,886    226,472       168,553     61,699     3,296          0         743,756

FHLB advances - long term       0      119,000    276,530    102,000             0      8,000    40,000          0         545,530

ESOP debt                     788            0          0          0             0          0         0          0             788

Other short-term debt           0            0          0          0             0          0         0          0               0

Other liabilities               0            0          0          0             0          0         0     15,846          15,846

Subord debt                     0            0          0          0             0        986    62,911          0          63,897

Equity                          0            0          0          0             0          0         0    110,309         110,309
                             ----      -------    -------    -------       -------     ------   -------    -------       ---------
 TOTAL                        788      349,507    451,998    342,415       184,590     76,906   106,307    126,155       1,638,666



Repricing Assets
 over (under) liab         12,326      441,209    149,237   (182,143)     (174,677)   (55,301)  (79,360)  (111,291)              0

Effect of swaps                 0       45,000     20,000    (40,000)            0          0   (25,000)         0               0
                           ------      -------    -------   --------       -------    -------   -------   --------       ---------
Hedged gap                 12,326      396,209    129,237   (142,143)     (174,677)   (55,301)  (54,360)  (111,291)              0
                           ======      =======    =======   ========      ========    =======   =======   ========       =========
Gap as % of
 Total assets                0.75%       24.18%      7.89%     -8.67%       -10.66%     -3.37%    -3.32%     -6.79%           0.00%
                           ======      =======    =======   ========      ========    =======   =======   ========        ========
Cumulative gap             12,326      408,535    537,772    395,629       220,952    165,651   111,291          0               0
                           ======      =======    =======   ========      ========    =======   =======   ========        ========
Cumulative gap               0.75%       24.93%     32.82%     24.14%        13.48%     10.11%     6.79%      0.00%           0.00%
 as % of assets            ======      =======    =======   ========      ========    =======   =======   ========        ========

(1) Passbook amounts are allocated based on management's experience of historical interest rate volatility and passbook erosion rates. However, all passbook accounts are contractual subject to immediate withdrawal and immediate repricing.

- - ------------------------------------------

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changesin market rates. Further, certain assets, such as adjustable rate mortgages and mortgage related investments, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities, including the utilization of interest rate caps.

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,210,000,000 which terminate in periods ranging from January 1995 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 13% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements. The cost of interest rate cap transactions is amortized over their lives and totalled $841,000 and $649,000 for the nine months ended September 30, 1994 and 1993, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At September 30, 1994, the Company had entered into interest rate swaps with the FHLB for $45,000,000 and with an investment banking firm for $20,000,000 to convert the fixed rate on long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of over 10 years at September 30, 1994, reduces the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to credit and market losses if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company is not aware of any reason which should cause it to anticipate such nonperformance.

Since August 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At September 30, 1994, total FHLB advances outstanding were $545,530,000. Of this amount, $478,330,000 had an original maturity of 10 years or more and $40,000,000 had an original maturity of five years. Also, $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The remaining $4,000,000 was due in three years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives.

- - ------------------------------------------

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of thrift balances which may be raised to twenty times its shareholder's equity. At September 30, 1994, based on the amount of thrift certificates outstanding, First Thrift was required to maintain shareholder's equity of approximately $43,800,000, compared with actual shareholder's equity of $125,562,000.

CAPITAL RESOURCES
- - -----------------

The Company continues to maintain a strong capital base. At September 30, 1994 the Company's total capital, including total stockholders' equity, senior subordinated debentures, convertible subordinated debentures and reserves was $188,512,000. Total stockholders' equity at September 30, 1994 has increased by $5,363,000 since December 31, 1993. This increase is the result of net income of $5,741,000, the repayment of $412,000 of the Company's ESOP notes payable during the nine month period, and an increase of $361,000 from proceeds received upon the exercise of options on common stock or sales of common stock under the Company's Employee Stock Purchase Plan. The Company also purchased 46,900 treasury shares at a cost of $631,000 and recorded an unrealized loss of $520,000 on securities held for sale, both of which reduced stockholders' equity.

First Republic is not a bank holding company and unlike First Thrift, is not directly regulated or supervised by the FDIC, the Federal Reserve Board, or any other bank regulatory agency.
Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at September 30, 1994 its leverage ratio would have been 6.91% and, its total risk based capital ratio would have been 16.52%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital, are not limited to 50% of Tier 1 capital and the reserve for possible losses is not limited to 1.25% of risk-adjusted assets.

During the second quarter of 1993, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase from time to time up to 206,000 shares of its common stock, either in open market transactions or in block purchases. As of September 30, 1994, 72,797 shares have been repurchased under this program. On October 27, 1994, the Company announced a 200,000 increase in the number of shares of common stock authorized for repurchase. As of November 4, 1994, the Company had repurchased 232,150 shares under this program.

First Republic has used, and expects to continue to use, the proceeds from the issuance of common stock and subordinated debentures to, in part, provide capital to its thrift and loan subsidiaries, First Thrift and First Republic Savings Bank. For the first nine months of 1994, First Republic contributed $1,000,000 of additional capital to First Republic Savings Bank and received from First Thrift dividends of $1,355,000 representing approximately 17% of First Thrift's earnings plus interest payments of $1,165,000. The ability of First Republic to receive future dividends and other payments from the Thrifts depends upon the operating results and capital levels of the Thrifts, restrictions upon such payments imposed by creditors of the Thrifts, FDIC regulations and other governmental regulations governing the Thrifts.

RESULTS OF OPERATIONS - Quarter Ended September 30, 1994 Compared to Quarter
- - ---------------------   ----------------------------------------------------
                        Ended September 30, 1993
                        ------------------------

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

During the third quarter of 1994, First Republic's total assets grew to $1,638,666,000 at September 30, 1994 from $1,544,687,000 at June 30, 1994, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the third quarter of 1994 were $172,209,000, compared to loan originations for the second quarter of 1994 of $222,954,000 and for the third quarter of 1993 of $238,075,000. The level of loan originations for the third quarter of 1994 reflects a comparable level of single family originations and lower non-single family originations, as compared to the prior quarter. Single family loan volume was at a higher level in the third
quarter of 1993.   For all of 1993 and through the first nine
months of 1994, loan originations have been concentrated primarily in single family lending due to the Company's reduced emphasis on multifamily and commercial real estate loans. Single family loans originated in the first nine months of 1994 were $481,800,000 compared to $525,200,000 in the first nine months of 1993 and $757,100,000 for all of 1993. More than 53% of the loans in the Company's portfolio were secured by single family mortgages at September 30, 1994.

Mortgage banking activity resulted in the sale of $25,071,000 of single family loans to secondary market investors during the third quarter of 1994, compared with $123,753,000 in the third quarter of 1993. For the nine months, loan sales were $216,262,000 in 1994, compared to $300,864,000 in 1993. The
Company's portfolio of real estate loans serviced for secondary market investors increased to $882,024,000 at September 30, 1994 from $814,453,000 at December 31, 1993, as loan sales exceed prepayments of existing loans serviced. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

Net income of $2,552,000 for the third quarter in 1994 decreased $875,000 from net income of $3,427,000 in the same quarter of 1993. Significant components effecting net income were a decrease in net interest income of $1,175,000, an increase of $472,000 in provision for losses, lower non-interest income of $258,000 resulting from a lower gain on sale of loans in 1994 and lower other non-interest expenses of $228,000. Fully diluted earnings per share (EPS) were $0.28 for the third quarter of 1994, compared to $0.36 for the similar period in 1993.

Total interest income increased to $28,124,000 for the third quarter of 1994 from $24,734,000 for the third quarter of 1993. Interest income on real estate and other loans increased to $25,688,000 for the third quarter of 1994, compared to $23,309,000 in 1993. The average yield on loans increased to 7.35% in the third quarter of 1994, from 7.16% for the second quarter of 1994, but declined compared to 7.97% for the same
quarter of 1993.   Originations of new adjustable rate loans in
the last six months of 1993 and the first six months of 1994 were generally at lower interest rates due to lower market interest rates and greater competition. Many of the Company's ARM loans are scheduled to reprice in the next two quarters. The Company's yield on loans is affected by market rates, the effect of an increased percentage

RESULTS OF OPERATIONS - Quarter Ended September 30, 1994 Compared to Quarter
- - ---------------------   ----------------------------------------------------
                        Ended September 30, 1993
                        ------------------------

of single family loans earning relatively low initial rates of interest and the level of nonaccrual loans. The Company's net loans receivable outstanding increased from $1,256,058,000 at December 31, 1993 to $1,434,581,000 at
September 30, 1994. As a percentage of the Company's permanent loan portfolio, single family loans increased to 53% at September 30, 1994 from 45% at September 30, 1993.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a higher average rate. Such interest income was $2,436,000 in the third quarter of 1994 compared to $1,425,000 in 1993. The average investment position was $186,653,000 during the third quarter of 1994 and earned 5.23% compared to an average position of $129,807,000 earning 4.40% during the third quarter of 1993. In 1994, the Company has decreased its short-term liquidity position and increased its investment securities. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the third quarter has increased to $18,854,000 in 1994 from $14,289,000 in 1993. Total interest expense consists of interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and investment certificates), increased to $10,708,000 in the third quarter of 1994 from $8,897,000 in the third quarter of 1993. The average rate paid on deposits was 4.83% for the third quarter of 1994, compared to 4.89% for the third quarter of 1993. Interest expense on other borrowings increased to $8,146,000 in the third quarter of 1994 from $5,392,000 in the third quarter of 1993, as a result of a higher average rate paid on a higher average level of FHLB advances. The average rate paid on non-deposit interest-bearing liabilities increased to 5.51% for 1994's third quarter from 4.91% for 1994's second quarter and 4.52% for 1993's third quarter.

In mid-1990, the Company implemented a funding strategy which resulted in a lower average total cost of funds on a year-to-year basis until 1994 and reduced certain noninterest expenses such as advertising costs. First Thrift became the first voluntary member of the San Francisco FHLB in 1990 and began to utilize FHLB advances as an alternative source of funds for asset growth. The Company's total outstanding FHLB advances were $545,530,000 and $468,530,000 at September 30, 1994 and December
31, 1993, respectively. The total cost of FHLB advances had been lower than the total costs of deposits, due in part to the fact that such advances require no deposit insurance premiums and operational overhead costs are less than those associated with deposits. In the rising interest rate environment experienced in 1994, the interest rates paid on First Thrift's FHLB advances have increased faster than rates paid on the Company's deposits because the underlying indices in which these adjustable rate advances reprice tends to be more sensitive to conditions in the general interest rate environment. Management believes that this trend will continue if market rates continue to rise. Advances from the FHLB must be collateralized by the pledging of mortgage loans which are assets of First Thrift and, although First Thrift may substitute other loans for such pledged loans, First Thrift is restricted in its ability to sell or otherwise pledge these loans without substituting collateral or prepaying a portion of the FHLB advances. Currently, First Thrift has an approved borrowing capacity with the FHLB equal to approximately 40% of the First Thrift's total assets at September 30, 1994 representing $88,000,000 of additional borrowings. The Company expects that deposits will fund a greater percentage of future asset

RESULTS OF OPERATIONS - Quarter Ended September 30, 1994 Compared to Quarter
- - ---------------------   ----------------------------------------------------
                        Ended September 30, 1993
                        ------------------------

growth and, as a result, the average total cost of funds may increase as the costs of expanding the Company's retail deposit base are incurred.

The Company's net interest income was $9,270,000 for the third quarter of 1994, compared to $10,445,000 for the third quarter of 1993, primarily as a result of earning a lower spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 2.34% for the third quarter of 1994, compared to 3.22% for the same period of 1993. The change in net interest margin resulted from the reduced yields on new single family adjustable rate loans, the level of nonearning loans and a continued emphasis on gathering deposits with maturities of one year or more in the face of increasing interest rates.
The Company's net interest margin has been adversely impacted in 1994 as a result of the lagging of the 11th District Cost of Funds Index ("COFI"). While market rates of interest have increased 200 basis points (2.0%) or more in the past twelve months, COFI remained virtually unchanged. In addition to the COFI lag impact on net interest margin, the difference between average COFI and the marginal cost of deposits is extremely wide (currently at about 150-200 basis points). Until COFI increases to a level more consistent with market rates, the Company's net interest margin will adversely impacted. Also, in the period of low interest rates prior to 1994, the Company's earned a premium rate of interest on some of its mortgage loans because the interest rate was at a floor, or minimum rate, which was above market. As rates rise, these loans do not adjust upwards immediately, but do increase once the floor is no longer in effect. Additionally, in 1994 the Company's FHLB advances have repriced upward more rapidly than the Company's yield on loans.

Non-interest income for the third quarter of 1994 decreased to $1,431,000 from $1,689,000 in the third quarter of 1993, due to a lower net gain on sale of loans offset by higher net service fee revenue and increased other income. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and purchased mortgage servicing rights, was $719,000 for the third quarter of 1994 compared to $303,000 for the same period of 1993, as a result of lower amortization on the Company's purchased mortgage servicing rights which have been fully amortized at September 30, 1994 and a higher average servicing portfolio. The average balance of the servicing portfolio increased to $848,076,000 for the first nine months of 1994 compared to $789,071,000 for all of 1993.

Total loans serviced were $882,024,000 at September 30, 1994 and $814,453,000 at December 31, 1993. The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees ranging from 0.125% to 1.25% of the outstanding loan balance which averaged approximately 0.38% for the third quarter of 1994 compared to 0.38% for all of 1993.

For the third quarter, loan and related fee income was $309,000 in 1994 and $398,000 in 1993. This category includes documentation and processing fees which vary with loan volume and market conditions, late charge income which generally increases as the loan and servicing portfolios grow, and prepayment penalty income which generally varies with loan activity.

The Company sells whole loans and loan participations in the secondary market under several specific programs. Loan sales were $25,071,000 for the third quarter of 1994 and $123,753,000 for the third

RESULTS OF OPERATIONS- Quarter Ended September 30, 1994 Compared to Quarter
- - ---------------------- ----------------------------------------------------
                       Ended September 30, 1993
                       ------------------------

quarter of 1993. During the period of relatively low interest rates and the popularity of fixed rate loan refinancings, which occurred until about April 1994, the focus of the Company's mortgage banking activities was to enter into formal commitments and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has historically identified, from time-to-time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio.

The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains will fluctuate. The Company computes a gain or loss on sale at the time of sale by comparing sales price with carrying value and by calculating a capitalized premium, if any. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. The sale of loans resulted in net gains of $356,000 for the third quarter of 1994, compared to net gains of $987,000 for the same period of 1993. As a result of the increases during 1994 in mortgage interest rates, the Company began to originate in the second and third quarters of 1994, and expects to continue to originate in the immediate future, primarily adjustable rate mortgages for the Company's balance sheet. Additionally, the mix of such lending is expected to reflect reduced refinance activity by borrowers and increased home loan purchase activity in the Company's markets. Depending on market conditions and other factors, the Company expects a decrease in the future level of loan sales, resulting in minimal gains on the sale of loans.

Non-interest expense totalled $4,901,000 for the third quarter of 1994, compared to $5,129,000 for the same period in 1993. The Company's non-interest expense for the third quarter of 1994 included $315,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties compared to $846,000 in the third quarter of 1993. Since January 1, 1993, the Company has followed the AICPA's Statement of Position ("SOP") 92-3 which requires chargeoffs to the reserve for possible losses to be recorded upon foreclosure and for expenses or losses on REO, including subsequent decreases in estimated fair values, to be expensed as incurred.

While the Company implemented a number of cost control measures in the second quarter of 1994, the dollar amount of costs to manage larger balance sheet and expanded operations increased for the third quarter of 1994 compared to the third quarter of 1993. In 1994, the Company's expenses include the occupancy, personnel and advertising costs of three new deposit branches, higher payroll taxes and other employee benefit costs, and increased expenses resulting from the origination of single family loans on which processing fees or points were not collected from the borrowers. As a percentage of total assets, recurring general and administrative expenses, excluding REO related costs, were 1.15% for the third quarter of 1994, compared to 1.28% for the second quarter of 1994, 1.47% for the first quarter of 1994, and 1.33% for all of 1993. The decline in this ratio in 1994 results from asset growth and successful cost control measures began during the second quarter of 1994.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
- - ---------------------   -----------------------------------------------------
                        Months Ended September 30, 1993
                        -------------------------------

The following comments are made regarding the results of operations for the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993. The trend in income and expense items is generally consistent with the comparison of the third quarter of 1994 with the same quarter of 1993. Total interest income and interest expense have increased on a year-to-date basis, primarily as a result of an increased average balance sheet offset in part by a decline in yields earned on assets and rates paid on liabilities, as more fully described below and presented in the table on the following page. Net interest income has decreased due to the increased level of assets earning a lower interest rate spread and increased rates paid on FHLB advances.

Non-interest income has decreased from $3,925,000 for the first nine months of 1993 to $3,628,000 for 1994. This decrease results from a decrease in gain on sale of loans offset in part by increases in net servicing fees, loan and related fees and a $177,000 refund from the Thrift Guaranty Corporation received in the second quarter in 1994. Non-interest expense decreased to $15,580,000 in 1994 from $15,628,000 in 1993, primarily due to the absence of defeasance costs of $1,132,000 which were recorded in June 1993 upon the early redemption of the Company's 11% senior subordinated debentures. This category also includes increases in occupancy costs related to expanded facilities, advertising expense for loans and deposits, and other general and administrative expenses related to operating a larger company in 1994. As a percentage of average assets, noninterest expenses were 1.29% for the first nine months of 1994 compared to 1.35% for the first nine months of 1993.

The following table presents for the nine months of 1994 and 1993, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest not accrued is excluded. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35% for 1993 and for 1994.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
                        -----------------------------------------------------
                        Months Ended September 30, 1993
                        -------------------------------

                                                                         Nine Months Ended September 30,
                                                                   -----------------------------------------
                                                                   1994                                 1993
                                                      -----------------------------       -----------------------------
                                                      Average               Yields/       Average               Yields/
                                                      Balance    Interest    Rates        Balance     Interest   Rates
                                                      -------    --------   -------       -------     --------  -------
                                                                                (In thousands)

Assets:
Interest-bearing deposits with other institutions   $      731    $    28    5.11%      $      665    $    29    5.81%
Short-term investments                                  36,261      1,142    4.20           49,902      1,201    3.21
Investment securities                                  119,721      4,713    5.25           68,944      2,465    4.77
Loans                                                1,346,642     73,355    7.26        1,135,052     69,638    8.18
                                                    ----------    -------               ----------    -------
 Total earning assets                                1,503,355     79,238    7.03        1,254,563     73,333    7.79
                                                                  -------                             -------
Non interest-earning assets                             13,863                               9,032
                                                    ----------                          ----------
 Total average assets                               $1,517,218                          $1,263,595
                                                    ==========                          ==========

Liabilities and Stockholders' Equity:
Passbooks & MMA's                                   $  118,875    $ 2,970    3.33%      $  117,250    $ 2,909    3.31%
Investment certificates                                716,079     26,178    4.87          589,937     23,698    5.36
                                                    ----------    -------               ----------    -------
 Total thrift certificates                             834,954     29,148    4.65          707,187     26,607    5.02

Other borrowings                                       501,410     16,893    4.49          393,991     12,024    4.07
Subordinated debentures                                 62,598      4,215    8.98           56,070      3,883    9.23
                                                    ----------    -------               ----------    -------
 Total interest-bearing liabilities                  1,398,962     50,256    4.79        1,157,248     42,514    4.90
                                                                  -------                             -------
Non interest-bearing liabilities                        10,790                               9,706
Stockholders' equity                                   107,466                              96,641
                                                    ----------                          ----------
 Total average liabilities and stockholders' equity $1,517,218                          $1,263,595
                                                    ==========                          ==========
Net interest spread                                                          2.24%                               2.89%
Net interest income and net interest margin                      $ 28,982    2.57%                    $30,819    3.28%
                                                                 ========                             =======

The Company's balance sheet at September 30, 1994 is generally comparable to that at December 31, 1993. Total assets have increased $221,473,000 to $1,638,666,000. Loans held for sale decreased $22,563,000 and other loans in the Company's portfolio increased $201,086,000, including an increase of $178,344,000 in single family mortgages. Funds were raised primarily by higher deposits of $150,625,000. The Company's reserve for possible losses was $14,306,000 at September 30, 1994, and there were four foreclosed real estate properties resulting in other real estate owned with a value of $7,295,000.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
- - ---------------------   -----------------------------------------------------
                        Months Ended Spetember 30, 1993
                        -------------------------------

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

                                     September 30,                  December 31,
                                                             -----------------------
                                          1994               1993               1992
Loans:                              --------------     --------------     --------------
Single family (1-4 units)             $730,951,000       $577,276,000       $375,757,000
Multifamily (5+ units)                 384,483,000        387,757,000        405,399,000
Commercial real estate                 248,675,000        229,914,000        204,611,000
Multifamily construction                18,359,000          5,707,000         19,574,000
Single family construction              12,491,000         14,512,000         14,703,000
Home equity credit lines                30,582,000         31,213,000         35,255,000
                                     -------------      -------------      -------------
 Real estate mortgages subtotal      1,425,541,000      1,246,379,000      1,055,299,000

Commercial business and other            9,040,000          9,679,000         12,486,000
                                     -------------      -------------      -------------
 Total loans                         1,434,581,000      1,256,058,000      1,067,785,000

Unearned fee income                     (7,484,000)        (9,406,000)       (12,621,000)
Reserve for possible losses            (14,306,000)       (12,657,000)       (12,686,000)
                                     -------------      -------------      -------------
 Loans, net                         $1,412,791,000     $1,233,995,000     $1,042,478,000
                                    ==============     ==============     ==============

The following table presents an analysis of the Company's loan portfolio at September 30, 1994 by property type and geographic location:

                              San Francisco   Los Angeles     Other CA       Las Vegas                                  Percent
                                 Bay Area        County        Areas           Nevada        Other          Total       By Type
                               ------------   ------------   -----------   ------------   -----------   --------------  -------
Property Type:
Single family (1-4 units)(1)   $514,479,000   $194,189,000   $32,836,000   $  9,724,000   $10,306,000   $  761,534,000    53.1%
Multifamily (5+ units)          157,694,000     97,138,000    22,776,000    106,875,000           ---      384,483,000    26.8%
Commercial real estate          174,887,000     28,766,000    10,559,000     32,482,000       915,000      247,609,000    17.3%
Construction loans                1,065,000            ---           ---     30,850,000           ---       33,915,000     2.2%
Commercial Business and other       115,000      5,709,000     2,853,000        335,000        28,000        9,040,000     0.6%
                               ------------   ------------    ----------    -----------   ------------  --------------   ------
 Total                         $848,240,000   $325,802,000   $69,024,000   $180,266,000   $11,249,000   $1,434,581,000   100.0%
                               ============   ============   ===========   ============   ===========   ==============   ======
Percent by location                   59.1%          22.7%          4.8%          12.6%          0.8%           100.0%

(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.


The Company places an asset on nonaccrual status when one of the following events occurs: any installment of principal or interest is over 90 days past due (except for single family loans which are judged by management to be well secured and in the process of collection), management determines the ultimate collection of principal or interest to be unlikely, or the Company takes possession of the collateral. Additionally, loans modified to defer or waive interest equal to more than four payments are placed on nonaccrual status and generally will continue in this status until at least six payments have been received.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
- - ---------------------   -----------------------------------------------------
                        Months Ended September 30, 1993
                        -------------------------------

The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans over 90 days past due at the dates indicated.

NONACCRUING ASSETS AND OTHER LOANS
                                                              September 30,                December 31,
                                                                                      ---------------------
                                                                   1994               1993             1992
                                                               -----------        -----------      -----------
Nonaccruing Loans
 Single family                                                 $ 1,683,000        $       ---      $       ---
 Multifamily                                                    37,721,000          6,740,000        3,894,000
 Commercial real estate                                          1,896,000          4,862,000        5,524,000
 Other                                                             250,000             16,000          140,000
                                                               -----------        -----------      -----------
   Nonaccruing loans                                            41,550,000         11,618,000        9,558,000
Real estate owned ("REO")                                        7,295,000          9,961,000        8,937,000
Nonaccruing investments                                                ---            361,000          469,000
                                                               -----------        -----------      -----------
   Total nonaccruing assets                                     48,845,000         21,940,000       18,964,000
Restructured performing loans                                   10,538,000          6,342,000        3,366,000
                                                               -----------        -----------      -----------
   Total nonaccruing assets and restructured performing loans  $59,383,000        $28,282,000      $22,330,000
                                                               ===========        ===========      ===========
Accruing single family loans more than 90 days past due        $ 3,440,000        $ 1,390,000      $ 3,541,000

Percent of Total Assets:
 Nonaccruing assets                                                  2.98%              1.55%            1.54%
 Nonaccruing assets and restructured performing loans                3.62%              2.00%            1.81%
Ratio of reserve for possible losses to nonaccruing loans              34%               109%             133%

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

On January 17, 1994, the greater Los Angeles area experienced an earthquake which caused significant damage to the freeway system and real estate throughout the area. As a result of this earthquake, some of the Company's borrowers are experiencing problems primarily among the 37+ unit multifamily loan portfolio in Los Angeles County, which represented less than 5% of the Company's total assets at September 30, 1994. A special earthquake reserve of $4,000,000 was provided in the first quarter of 1994 and an additional $1,250,000 was added to this reserve during the third quarter. The ultimate adequacy of this reserve amount depends in part on the outcome of additional negotiations with borrowers, the nature and timing of local disaster relief funding, and the general economic climate affecting multifamily occupancy and rental rates in the Los Angeles area. As of September 30, 1994, $3,851,000 has been charged off against this reserve including $421,000 of interest which was recorded as a receivable at March 31, 1994 but has been determined to be in doubt as to its collection.

At September 30, 1994, the dollar amount of the Company's nonaccruing assets was $48,845,000 compared to $48,394,000 at June 30, 1994 and $21,940,000 at December 31, 1993. The increase from December 31, 1993 is primarily due to the affects of the January 17, 1994, Los Angeles earthquake. At September 30, 1994, nonaccruing assets included approximately $36,000,000 of loans and REO adversely

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
- - ---------------------   -----------------------------------------------------
                        Months Ended September 30, 1993
                        -------------------------------

impacted by the earthquake. At September 30, 1994, restructured performing loans totalled $10,538,000, 66% of which were restructured as a result of the earthquake.
Nonaccruing assets at September 30, 1994 have been reduced by chargeoffs of $3,350,000 during the first nine months of 1994 and $1,372,000 prior to 1994. At September 30, 1994, the Company's nonaccrual loans included $19,075,000 of loans which had been restructured by the forgiveness of interest or the capitalization of interest equivalent to more than four months. Additionally, there were $9,750,000 of modified loans placed on nonaccrual at September 30, 1994 because the borrowers have been unable to perform under the terms of forbearance agreements. As a result of the terms of these restructurings, although the Company has received or expects to receive monthly payments on some of these loans, such loans will generally continue to be reported as nonaccrual loans until at least six payments have been received. During the third quarter of 1994, the Company received payments on loans included in the nonaccrual category, which resulted in the recognition of approximately $110,000 of interest income.

Because of this earthquake, management of the Company expects that loan delinquencies and REO will remain at the current level for a while and possibly increase further. Some borrowers have experienced direct property damage or loss of tenants, or could be affected in the future as a result of lower rental revenues or further economic difficulties. First Republic has been and is continuing to work with those borrowers to assist them with obtaining available disaster relief funding and has assisted some of them by modifying the terms of loans. Such loan modifications have included the deferral or capitalization of interest payments, the reduction in the rate of interest collected and the waiver of principal and interest in some cases. The Company has also assisted many of its borrowers in the application for federal, state, and local disaster relief funds; although the receipt of such funds has been delayed, the Company expects that some of its borrowers will ultimately receive such assistance and has deferred the modification of certain nonaccruing loans until the disaster relief process is concluded.

As of September 30, 1994, the Company has granted forbearance as to principal and interest payments, generally amounting to two to four months of payments, on $13,080,000 of loans; as a result of these forbearance agreements, the Company has recorded as a receivable at September 30, 1994, $120,000 of interest, $23,000 of which relates to the third quarter of 1994. Such interest was not collected but is expected to be collected over the next one to four years, as part of regular payments which began in the third quarter of 1994 for most of the loans. These loans will be placed on nonaccrual status if the borrowers become unable to perform under the terms of these forbearance agreements. If losses result from the inability of borrowers to comply with these agreements, such losses of principal or forbearance interest will be charged to the Company's special earthquake reserve.

Additionally, the Company has modified the terms of $13,480,000 of primarily multifamily loans as a result of this natural disaster. Under these modifications, the Company has agreed to capitalize interest payments, extend loan maturity, reduce the contractual interest rate or waive amounts due. If the terms of the loans, after such modifications, are below those generally available in the current market or if any principal or contractually due interest is forgiven, then such loan modifications are classified as restructured loans. As of September 30, 1994, $7,311,000 of these modified loans are reported as restructured performing loans. In the event that the Company's borrowers are unable to meet their obligations under modified or restructured loans and a loss is incurred, the Company will charge the special earthquake reserve. Additional forbearance agreements or loan modifications, including loan

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
- - ---------------------   -----------------------------------------------------
                        Months Ended September 30, 1993
                        -------------------------------

restructurings, are expected to be entered into with the Company's borrowers in the fourth quarter of 1994 and, possibly, future quarters.
During the third quarter of 1994, one loan totalling $607,000 was transferred to REO and three REO properties with a book value totalling $785,000 were sold. At September 30, 1994, the Company held as REO properties one apartment building, which was foreclosed upon as a result of the earthquake, one commercial property, two parcels of land and one single family residential property. One of the REO parcels of land is an 800 acre parcel which was appraised in January 1993 at a value in excess of its recorded value of $5,101,000; this property is owned by First Republic, the holding company.

At the time each loan is originated, the Company establishes a reserve for the inherent risk of potential future losses, based on established criteria, including the type of loan and loan-to-value or cash flow-to- debt service ratios. Management believes that such policy enables the Company's reserves to increase commensurate with growth in the size of the Company's loan portfolio. In the underwriting of purchased loans, management considers the inherent risk of loss in determining the price to be paid. When loans are purchased, a portion of the discount is designated as a reserve for possible losses to reflect the inherent credit losses which could be reasonably expected to occur in the future and is thereafter unavailable to be amortized as an increase in interest income.

Anticipating a possible recession, the Company began to provide additional reserves in July 1990 by establishing a newly created recession reserve category. The provisions for the recession reserve were not required or recommended by any regulatory authority. These provisions reduced earnings by $1,000,000 for each quarter of 1993, by $750,000 for the first and second quarters of 1994 and by $250,000 for the third quarter of 1994. Management views the recession reserve as part of its total unallocated reserves available to absorb losses on the Company's loans that may result from general economic conditions. If specific loans become delinquent or property values decline, this reserve is available to absorb losses.

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

Since inception through September 30, 1994, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. As of September 30, 1994, the Company has not experienced any losses on its portfolio of real estate secured loans, including construction loans, located in the Las Vegas market. Collectively, these two categories represented 65% of the Company's total loans at September 30, 1994.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
- - ---------------------   -----------------------------------------------------
                        Months Ended September 30, 1993
                        -------------------------------

As a percentage of nonaccruing loans, the reserve for possible losses was 109% at December 31, 1993 and 34% at September 30, 1994. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels.

The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due loans, in assessing the adequacy of its total reserves. In addition, the Company has instituted procedures for reviewing and grading of all the larger income property loans in its portfolio on at least an annual basis. Based upon that continuing review and grading process, among other factors, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management currently anticipates that it will continue to provide additional recession or earthquake related reserves so long as, in its judgement, the adverse effects of these events on its assets continue. Management expects that additional reserve provisions in the range of $750,000 to $1,000,000 may be necessary for the last quarter of 1994 and possibly into 1995. When management determines that the effects of the recessionary conditions have diminished, management currently anticipates that it would reduce or eliminate such future provisions to the recession reserve, although the Company may continue to maintain total reserves at a level higher than existed prior to this recession. Management does not intend to increase earnings in future periods by reversing amounts in the recession reserve.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1994 Compared to Nine
- - ---------------------   -----------------------------------------------------
                        Months Ended September 30, 1993
                        -------------------------------

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                        Nine Months Ended                Year Ended
                                                           September 30,                December 31,
                                                                                    ---------------------
                                                                1994                1993             1992
                                                             ----------          ----------       ----------

Reserve for Possible Losses:
Balance beginning of period                               $   12,657,000     $   12,686,000   $   11,663,000

Provision charged to expense:
 Regular reserve                                                 174,000            806,000        1,649,000
 Recession reserve                                             1,750,000          4,000,000        6,413,000
 Earthquake reserve                                            5,250,000                ---              ---
Reserve from purchased loans                                      33,000            200,000          466,000
Reserve of First Republic Savings Bank at acquisition                ---             24,000              ---

Chargeoffs on originated loans:
 Single family                                                  (100,000)          (209,000)        (328,000)
 Multifamily                                                  (5,185,000)        (3,367,000)      (3,961,000)
 Commercial real estate                                         (352,000)        (1,547,000)      (3,750,000)
 Commercial business and other loans                             (41,000)           (76,000)        (213,000)

Recoveries on originated loans:
 Single family                                                       ---                ---           50,000
 Multifamily                                                         ---                ---            5,000
 Commercial real estate                                          120,000             92,000          654,000
 Commercial business and other loans                              24,000             43,000           12,000

Acquired loans:
 Chargeoffs                                                      (24,000)               ---              ---
 Recoveries                                                          ---              5,000           26,000
                                                          --------------     --------------   --------------
Total chargeoffs, net of recoveries                           (5,558,000)        (5,059,000)      (7,505,000)
                                                          --------------     --------------   --------------
Balance end of period                                     $   14,306,000     $   12,657,000   $   12,686,000
                                                          ==============     ==============   ==============
Average loans for the period                              $1,346,642,000     $1,154,680,000   $1,008,783,000
Total loans at period end                                  1,434,581,000      1,233,995,000    1,067,785,000

Ratios of reserve for possible losses to:
 Total loans                                                       1.00%              1.01%            1.19%
 Nonaccruing loans                                                   34%               109%             133%
 Nonaccruing assets and restructured performing loans                24%                45%              57%
 Net chargeoffs to average loans                                   0.56%*             0.44%            0.74%

- - -------------------------
*Annualized

PART II - OTHER INFORMATION




Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities

           Not Applicable

Item 3.    Defaults Upon Senior Securities

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

Item 5.    Other Information

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K


           A.   Exhibit 11 Statement  of Computation of Earnings
                Per Share.

           B. On October 21, 1994, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release to the business community of its earnings for the quarter and nine months ended September 30, 1994.

           C. On October 27, 1994, the Company filed a form 8-K relating to Item 5 therein, covering the registrant's release to the business community of an announcement that the number of shares of common stock authorized for repurchase by the Company had been increased by 200,000 shares.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          FIRST REPUBLIC BANCORP INC.




Date:
November 11, 1994                  /s/JAMES H. HERBERT, II
                                   ---------------------------------------
                                      JAMES H. HERBERT, II
                                      President and Chief Executive Officer





Date:
November 11, 1994                  /s/WILLIS H. NEWTON, JR.
                                   ---------------------------------------
                                      WILLIS H. NEWTON, JR.
                                      Sr. Vice President and
                                      Chief Financial Officer
                                     (Principal Financial Officer)