Form 10-K405
FIRST REPUBLIC BANCORP INC
filed 1995-03-31
CIK 770975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      COMMISSION FILE NUMBER: 0-15882
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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

  The aggregate market value of the voting stock held by non affiliates of the registrant, based on the closing price of $10.875 for such stock on March 28, 1995 was $76,538,000.

  The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 28, 1995 was 7,385,578.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1994 are incorporated in Parts II and IV of the Form 10-K.

  Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 4, 1995 (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

  The index to Exhibits appears on page 32.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  First Republic Bancorp Inc. ("First Republic" and with its subsidiaries, the "Company") is a financial services holding company operating in California and Nevada. First Republic conducts its business primarily through a California-chartered, FDIC-insured, thrift and loan subsidiary, First Republic Thrift & Loan ("First Thrift"), and also a Nevada-chartered, FDIC-insured thrift and loan subsidiary, First Republic Savings Bank (together the "Thrifts") operating in Las Vegas, Nevada. The Company operates both as an originator of loans for its balance sheet and as a mortgage company, originating, holding or selling, and servicing mortgage loans.

  The Company is engaged in originating real estate secured loans for retention in the portfolios of the Thrifts. In addition, the Company operates as a mortgage banking company originating mortgage loans for sale to institutional investors in the secondary market. The Company also generates fee income by servicing mortgage loans for such institutional investors and other third parties. First Thrift's depository activities and advances from the Federal Home Loan Bank of San Francisco (the "FHLB") are its principal source of funds with loan principal repayments, sales of loans and capital contributions and advances from First Republic as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles Area, and San Diego County, California and in Las Vegas, and its lending activities are concentrated in the San Francisco, Los Angeles and Las Vegas areas. The San Francisco Bay Area, Los Angeles Area and San Diego County are among the wealthiest areas in California as measured by average housing costs and income per family. Las Vegas has been growing rapidly and has experienced significant inward migration as well as internal business growth.

  On December 10, 1993, First Republic acquired First Republic Savings Bank, when all of its outstanding common stock was acquired for a total purchase price of $1,414,000 in cash. As a result of this acquisition, accounted for as a purchase transaction, the Company has recorded goodwill of $93,000 net of amortization at December 31, 1994. At the date of acquisition, First Republic Savings Bank's assets consisted primarily of cash of $684,000 and loans of $1,416,000 and its deposits were $762,000. On January 18, 1994, this entity relocated to Las Vegas, Nevada and was renamed First Republic Savings Bank.

LENDING ACTIVITIES

  The Company's loan portfolio primarily consists of loans secured by single family residences, multifamily buildings and seasoned commercial real estate properties. Currently, the Company's strategy is to focus on the origination of single family and multifamily mortgage loans and to limit the origination of commercial mortgage loans. A substantial portion of single family loans have been originated for sale in the secondary market, whereas historically a small percentage of apartment and commercial loans has been sold. From its inception in 1985 through December 31, 1994, the Company originated approximately $4.4 billion of loans, of which approximately $1.7 billion were sold to investors.

  The Company has emphasized the retention of adjustable rate mortgages ("ARMs") in its loan portfolio. At December 31, 1994, over 96% of the Company's loans were adjustable rate or were due within one year. If interest rates rise, payments on ARMs increase, which may be financially burdensome to some borrowers. Subject to market conditions, however, the Company's ARMs generally provide for a life cap that is 5% to 6% above the initial interest rate as well as periodic caps on the rates to which an ARM can increase from its initial interest rate, thereby protecting borrowers from unlimited interest rate increases. Also, the ARMs offered by the Company often carry fixed rates of interest during the initial period of from one to twelve months which are below the rate determined by the index at the time of origination plus the contractual margin. Certain ARMs contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. The amount of any shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed by the borrower over that which was originally advanced. At December 31, 1994, the amount of loans with the potential for negative amortization held by the Company was approximately 9.5% of total loans and the amount of loans which had actually experienced increases in principal balance since origination was approximately 0.6% of total loans.

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

  The Company utilizes third-party appraisers for appraising the properties on which it makes loans. These appraisers are chosen from a small group of appraisers approved by the Company for specific types of properties and geographic areas. In the case of single family home loans in excess of $1,100,000, two appraisals are generally required and the Company utilizes the lower of the two appraised values for underwriting purposes. The Company's focus on loans secured by a limited number of property types located in specific geographic areas enables management to maintain a continually updated knowledge of collateral values in the areas in which the Company operates. The Company's policy generally is not to exceed an 80% loan-to-value ratio on single family loans without mortgage insurance. The Company applies stricter loan-to-value ratios as the size of the loan increases. Under the Company's policies, an appraisal is obtained on all multifamily and commercial loans and the loan-to-value ratios generally do not exceed 75% for multifamily loans and 70% for commercial real estate loans.

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

  At December 31, 1994, single family real estate secured loans, including home equity loans, represented $843,147,000, or 56% of the Company's loan portfolio. Approximately 66% of these loans were in the San Francisco Bay Area, and approximately 26% were in the Los Angeles area. The Company's strategy has been to lend to borrowers who are successful professionals, business executives, or entrepreneurs and who are buying or refinancing homes in metropolitan communities. Many of the borrowers have high liquidity and substantial net worths, and are not first-time home buyers. Additionally, the Company offers specific loan programs for first time home buyers and borrowers with low- to moderate-incomes. These are loans secured by single family detached homes, condominiums, cooperative apartments, and two-to-four unit properties. At December 31, 1994, the average single family loan amount, excluding equity lines of credit, was approximately $633,000 and the approximate average loan-to-value ratio was 66%, using appraised values at the time of loan origination and current loan balances outstanding.

  Due to the Company's focus on upper-end home mortgage loans, the number of single family loans originated is limited (approximately 1,200 for 1994), allowing the loan officers and executive management to apply the Company's underwriting criteria to each loan. Repeat customers or their direct referrals account for the most important source of the loans originated by the Company.

  At December 31, 1994, loans secured by multifamily properties totaled $367,750,000, or 25% of the Company's loan portfolio. The loans are predominantly on older buildings in the urban neighborhoods of San Francisco and Los Angeles. Approximately 42% of the properties securing the Company's multifamily loans were in the San Francisco Bay Area, approximately 24% were in Los Angeles County, approximately 6% were in other California areas and approximately 28% were in Clark County (Las Vegas). The buildings are generally seasoned operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated; the properties are generally close to employment opportunities; and rent levels are generally low to moderate. Typically, the borrowers are property owners who are experienced at operating such type of buildings. At December 31, 1994, the average multifamily mortgage loan size was approximately $1,100,000 and the approximate average loan-to-value ratio was 65%, using appraised values at the time of origination and current loan balances outstanding.

  The Company has engaged in commercial real estate lending from its formation in 1985; however, since 1992, in response to economic conditions, the Company originated a limited amount of commercial real estate loans. The Company has not made and does not make commercial real estate construction and development loans. The real estate securing the Company's existing commercial real estate loans includes a wide variety of property types, such as office buildings, smaller shopping centers, owner-user office/warehouses, residential hotels, motels, mixed-use residential/commercial, and retail properties. At the time of loan closing, the properties are generally completed and occupied. They are generally older properties located in metropolitan areas with approximately 71% in the San Francisco Bay Area, approximately 11% in Los Angeles County, approximately 4% in other California areas and approximately 12% in Las Vegas. At December 31, 1994, the average loan size was $1,030,000 and the approximate average loan-to-value ratio was 60%, using appraised values at the time of loan origination and current balances outstanding. The total amount of such loans outstanding on December 31, 1994, was $250,369,000, or 17% of the Company's loan portfolio.

  Since May 1990, the Company has originated construction loans secured by single family and multifamily residential properties and permanent mortgage loans primarily secured by multifamily and single family properties in the Las Vegas, Nevada vicinity. In 1994, such loan originations were approximately $135,700,000 and approximately $97,900,000 of such loans were repaid, compared to approximately $146,200,000 of loan originations and $102,400,000 of such loans that were repaid in 1993. Generally, residential construction loans are short-term in nature and are repaid upon completion or ultimate sale of the properties. At December 31, 1994, the outstanding balance of the Company's construction loans was $24,886,000, or 2% of total loans. Construction loans are made in Las Vegas by an experienced lending team. As a method for limiting this type of business, the Company's Board of Directors has approved a current limit of $80,465,000 of total commitments on single family for sale tracts and a maximum outstanding balance of $3,500,000 at any time per development. Total outstanding single family construction loans on 24 separate projects were $14,227,000 at December 31, 1994 with total additional committed loan amounts of $25,097,000. The Company also has loans to four separate borrowers on four separate multifamily properties under construction in Las Vegas totalling $9,408,000 and has issued permanent take-out commitments of up to $18,691,000 on these multifamily projects, conditioned upon the completion of construction, satisfactory occupancy and rental rates, and certain other requirements.

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

  In 1991, the Company began purchasing loans, including seasoned performing multifamily and commercial real estate loans. Such loans meet the Company's normal underwriting standards, are generally located in the Company's primary lending areas, and may be purchased at a discount to their face value. Prior to the purchase of loans, management conducts a property visit and applies the Company's underwriting procedures as if a new loan were being originated. Total loans purchased by the Company, including single family real estate loans, were $12,342,000 in 1992, $5,447,000 in 1993, and $8,208,000 in 1994.

  Since 1989, First Thrift has offered a home equity line of credit program, with loans secured by first or second deeds of trust on owner-occupied primary residences. At December 31, 1994, the outstanding balance due under home equity lines of credit was $28,137,000 and the unused remaining balance was $45,325,000. These loans carry interest rates which vary with the prime rate and may be drawn down and repaid during the first 10 years, after which the outstanding balance converts to a fully-amortizing loan for the next 15 years.

  Commercial business loans are generally secured by a mix of real estate, equipment, inventory and receivables, are primarily adjustable rate in nature, and are typically made to small businesses. These loans generally have maturities of 60 months. The yields on these small business loans are typically greater than the yields on real estate secured loans, and the difference in such yields reflects a marketplace assessment of the relative risks to the lender associated with each type of loan. At December 31, 1994, the Company had approximately 100 commercial business loans with an aggregate balance of $5,621,000, which accounted for less than 1% of the Company's loan portfolio. Additionally, certain of the Company's deposit customers have obtained loans which are fully secured by their thrift certificate balances. These loans totalled $636,000 at December 31, 1994.

  The following table presents an analysis of the Company's loan portfolio at December 31, 1994 by property type and geographic location. The table does not include amounts which the Company is committed to lend but which are undisbursed.

                      SAN FRANCISCO LOS ANGELES LAS VEGAS               PERCENT
                        BAY AREA      COUNTY     NEVADA   OTHER TOTAL   BY TYPE
                      ------------- ----------- --------- ----- ------  -------
                                          ($ IN MILLIONS)
PROPERTY TYPE:
Single family(1).....     $557         $219       $ 10     $57  $  843     56%
Multifamily..........      154           87        104      23     368     25%
Commercial...........      178           29         30      13     250     17%
Construction.........      --           --          24     --       24      2%
Other................        4            6        --        4      14    --
                          ----         ----       ----     ---  ------    ---
  Total..............     $893         $341       $168     $97  $1,499    100%
                          ====         ====       ====     ===  ======    ===
Percent by location..       60%          23%        11%      6%    100%

--------
(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.

MORTGAGE BANKING OPERATIONS

  In addition to originating loans for its own portfolio, the Company participates in secondary mortgage market activities by selling whole loans and participations in loans to FNMA and FHLMC and various institutional purchasers such as insurance companies, mortgage conduits and savings and loan associations. Mortgage banking operations are conducted primarily by First Thrift. Secondary market sales allow the Company to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which the Company does not choose to retain in its loan portfolio.

  The following table sets forth the amount of loans originated and purchased by the Company and the amount of loans sold to institutional investors in the secondary market.

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
MORTGAGE BANKING ACTIVITY:
Loans originated.................................... $784,486 $944,796 $826,201
Loans purchased.....................................    8,208    5,447   12,342
                                                     -------- -------- --------
  Total loans originated and purchased.............. $792,694 $950,243 $838,543
                                                     ======== ======== ========
Loans sold.......................................... $216,951 $425,475 $373,551

  The secondary market for mortgage-backed loans is comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, the Company tailors certain real estate loan programs to meet the specifications of particular institutional investors. The Company retains a portion of the loan origination fee (points) paid by the borrower and receives annual servicing fees as compensation for retaining responsibility for the servicing of all loans sold to institutional investors. See "--Loan Servicing." The sale of substantially all loans to institutional investors is nonrecourse to the Company. From its inception, through December 31, 1994, the Company has sold approximately $1.7 billion of loans to investors, substantially all nonrecourse, and has retained the servicing on all such loans except for a limited amount of FHA/VA loans sold servicing released.

  The Company sold loans to ten institutional investors in 1992, to eight institutional investors in 1993, and to eight institutional investors in 1994. The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and the Company's relationship with the institutional investor. The majority of the Company's sales of multifamily and commercial real estate loans have been made pursuant to individually negotiated whole loan or participation sales agreements for individual loans or for a package of such loans. In the case of single family residential loans, the Company obtains in advance formal commitments under which the investors are committed to purchase up to a specific dollar amount of whole loans over a specified period of time. The terms of the commitments vary with each institutional investor and generally range from two months to one year. The fees paid for such commitments also vary with each investor and by the length of such commitment. Management expects to enter into additional formal and informal commitments in the future as it develops working relationships with additional institutional investors; however, the recent rising interest rate environment has made it difficult for the Company to obtain commitments for the sale of loans with acceptable terms on a timely basis. Loans are classified as held for sale when the Company is waiting for purchase by an investor under a flow program or is negotiating for the sale of specific loans which meet selected criteria to a specific investor.

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

LOAN SERVICING

  The Company has retained the servicing on all non-government loans sold to institutional investors, thereby generating ongoing servicing revenues. Also, in 1990 and, to a lesser extent, in 1991, it purchased mortgage servicing rights on the open market. The Company's mortgage servicing portfolio was $843.1 million and $814.5 million at December 31, 1994 and 1993, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections as required of the mortgaged property, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. Management believes that the quality of its loan servicing capability is a factor which permits it to sell its loans in the secondary market and to purchase servicing rights at competitive prices.

  The Company receives fees for servicing mortgage loans, ranging generally from 0.125% to 1.25% per annum on the declining principal balances of the loans. The average service fee collected by the Company was 0.36% for 1994, 0.38% for 1993 and 0.41% for 1992. Servicing fees are collected and retained by the Company out of monthly mortgage payments. The Company's servicing portfolio is subject to reduction by reason of normal amortization and prepayment or liquidation of outstanding loans. A significant portion of the loans serviced by the Company have outstanding balances of greater than $200,000, and at December 31, 1994 approximately 59% were adjustable rate mortgages. The weighted-average mortgage loan note rate of the Company's servicing portfolio at December 31, 1994 was 7.03% for ARMs and 7.68% for fixed rate loans. Many of the existing servicing programs provide for full payments of principal and interest to be remitted by the Company, as servicer, to the investor, whether or not received from the borrower. Upon ultimate collection, including the sale of foreclosed property, the Company is entitled to recover any such advances plus late charges prior to payment to the investor.

  The Company accounts for revenue from the sale of loans where servicing is retained in conformity with the requirements of Statement of Financial Accounting Standards No. 65. Gains and losses are recognized at the time of sale by comparing sales price with carrying value. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. Premiums are calculated as the present value of excess service fees expected to be collected in future periods and are amortized over the estimated life of the loans, based on market factors, including estimated prepayments. The Company adjusts the premium on the sale of loans on a quarterly basis to reflect actual prepayments on the underlying loan portfolio. At December 31, 1994, this asset (reported as "premium on sale of loans" and included in the Company's balance sheet as "Other Assets") was $793,000 as compared to $903,000 at December 31, 1993.

  "Purchased servicing rights" represent the carrying cost of bulk purchases of servicing rights and are also included in the Company's balance sheet as "Other Assets." These carrying costs are amortized in proportion to, and over the period of, estimated net servicing income. No significant servicing rights were purchased in bulk prior to June 1990. Servicing rights on $443,000,000 of loans were purchased at a cost of $4,417,000 in early 1991 and the last half of 1990. No servicing rights were purchased in 1994, 1993 or 1992. The purchases were made to expand the Company's portfolio of loans serviced for others, allowing the more effective use of the existing servicing capacity and resulting in increased efficiency on a per loan basis. In order to hedge against the possible loss of servicing income that might result from a more rapid than anticipated prepayment of the underlying loans in the event of a significant decline in interest rates from purchase until May 1993, the Company purchased call options on $20 million of ten-year U.S.Treasury Notes, which became more valuable in a declining interest rate environment. At December 31, 1994, the carrying cost of the purchased servicing rights described above was fully amortized. At December 31, 1993, the carrying cost of purchase servicing rights, net of amortization, was $251,000. Amortization of the carrying value of premium on sale of loans and the carrying cost on purchased servicing rights totalled $687,000 in 1994, $1,753,000 in 1993, and $1,960,000 in 1992.

  A declining and relatively low interest rate environment existed for most of 1992 and 1993. When interest rates are low, the rate at which mortgage loans are prepaid tends to increase as borrowers refinance fixed rate loans to lower rates or convert from adjustable rate to fixed rate loans. Low rates also increase housing affordability, stimulating purchases by first time home buyers and trade up transactions by existing homeowners. The level and value of the Company's loan servicing portfolio, including purchased servicing rights, were adversely affected by the low mortgage interest rates of 1992 and 1993, leading to higher loan prepayments and lower income generated from the Company's loan servicing portfolio. This negative effect on the Company's income was offset somewhat by a rise in origination and servicing income attributable to new loan originations, which increased during those years. From 1991 to 1993, the Company closed its loan servicing hedge position, resulting in total gains of approximately $1,200,000 which were used by the Company to reduce the recorded value of its purchased servicing rights. In addition, the Company has amortized, as a reduction of servicing fee revenues, the cost of purchased servicing rights at a rate generally consistent with the actual repayment experience. With the increase in general market rates of interest, including the rates for fixed rate mortgage loans, which occurred throughout 1994, the Company experienced a lower volume of loan originations, loan sales, gain on sale of loans and repayments of loans serviced. See "--Asset and Liability Management."

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

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
                                                       ($ IN THOUSANDS)
LOAN SERVICING PORTFOLIO:
Loans originated by the Company and sold......... $783,102  $724,251  $601,212
Purchased mortgage servicing rights..............   60,042    90,202   180,352
                                                  --------  --------  --------
  Total.......................................... $843,144  $814,453  $781,564
                                                  ========  ========  ========
Premium on loans sold and cost of purchased
 servicing rights................................ $    793  $  1,154  $  2,956
Premium on loans sold and cost of purchased
 servicing rights as a percentage of loans
 serviced........................................     0.09%     0.14%     0.38%

INVESTMENTS

  The Company purchases short-term money market instruments as well as U.S. Government securities and other mortgage-backed securities ("MBS") in order to maintain a reserve of liquid assets to meet liquidity requirements and as alternative investments to loans. The Company has generated agency MBS by originating qualifying adjustable rate mortgage loans for sale to the agencies and pooling such loans into securities. At December 31, 1994, the Company's investment portfolio included the following securities in the proportions listed: U.S. Government--20%; agency MBS--21%; and other MBS--50%.

  At December 31, 1994, the Company's investment portfolio totalled $129,628,000 (8% of total assets) as compared to $84,208,000 (6% of total assets) at December 31, 1993. The securities in the Company's investment portfolio at December 31, 1994 had contractual maturities generally ranging from six months to thirty years.

  The following table provides the remaining contractual principal maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio at December 31, 1994. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. At December 31, 1994, there were no investment securities classified as held to maturity owned by the Company with a contractual principal maturity of after one year but before the end of five years.

                                           REMAINING CONTRACTUAL PRINCIPAL MATURITY
                                           ------------------------------------------
                                             WITHIN 1      AFTER 5
                                  WEIGHTED     YEAR         YEARS      AFTER 10 YEARS
                          TOTAL   AVERAGE  ------------  ------------  --------------
                          AMOUNT   YIELD   AMOUNT YIELD  AMOUNT YIELD   AMOUNT  YIELD
                         -------- -------- ------ -----  ------ -----  -------- -----
                                              ($ IN THOUSANDS)
Held-to-Maturity Debt
 Securities:
U.S. Government......... $ 25,431   7.69%  $  897 5.27%   $867  7.23%  $ 23,667 7.80%
Agency MBS..............   26,876   5.18      --   --      --    --      26,876 5.18
Other MBS...............   65,404   6.27      --   --      --    --      65,404 6.27
Other Debt Securities...      167   8.24      152 8.13      15  9.39        --   --
                         --------   ----   ------ ----    ----  ----   -------- ----
  Total Basis (Cost).... $117,878   6.33%  $1,049 5.68%   $882  7.26%  $115,947 6.33%
                         ========   ====   ====== ====    ====  ====   ======== ====
Estimated Fair Value.... $115,448          $1,039         $875         $113,534
                         ========          ======         ====         ========

  At December 31, 1994, the Company owned a portfolio of adjustable rate perpetual preferred stocks, which have no stated maturities and therefore are classified as available for sale; these securities, which are considered equity securities, had an original cost of $13,760,000 and a fair value of $11,750,000 at December 31, 1994.

  At December 31, 1994, all but $15,000 of the investment securities were due in one year or were adjustable, with rates which were generally subject to change monthly, quarterly or semiannually and varied according to several interest rate indices. Yields have been calculated by dividing the projected interest income at current interest rates, including discount or premium, by the carrying value. Most of the securities having maturities exceeding 10 years are adjustable U.S. Government guaranteed loan pools, agency MBS and other MBS which, as a class, have actual maturities substantially shorter than their contractual maturities.

  The following summarizes by category the amortized cost and fair market value of investment securities which were classified as held for investment at the dates indicated:

                                            DECEMBER 31, 1993 DECEMBER 31, 1992
                                            ----------------- -----------------
                                            AMORTIZED  FAIR   AMORTIZED  FAIR
                                              COST     VALUE    COST     VALUE
                                            --------- ------- --------- -------
                                             (IN THOUSANDS)    (IN THOUSANDS)
Investment Securities:
U.S. Government............................  $25,404  $26,135  $27,300  $27,611
Agency MBS.................................   13,788   14,054    5,517    5,501
Other MBS..................................   44,655   44,513    7,352    7,197
Corporate bonds and other..................      361      361      469      469
                                             -------  -------  -------  -------
  Total....................................  $84,208  $85,063  $40,638  $40,778
                                             =======  =======  =======  =======

FUNDING SOURCES

  The Thrifts obtain funds from depositors by offering passbook accounts and term investment certificates or term deposits. The Thrifts' accounts are federally insured by the FDIC up to the legal maximum. First Thrift has typically offered somewhat higher interest rates to its depositors than do most full service financial institutions. At the same time, it minimizes the cost of maintaining these accounts by not offering transaction accounts or high operating cost services such as full-service checking, safe deposit boxes, money orders, ATM access and other traditional retail services. This limited product operation results in substantial cost savings which exceed the differential interest rates paid. The Thrifts effect deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash, of which it does none. In addition, the Thrifts do not actively solicit deposit accounts of less than $5,000.

  The Thrifts advertise in local newspapers to attract deposits; and since 1988, First Thrift has performed a limited direct telephone solicitation of potential institutional depositors such as credit unions, small commercial banks, and pension plans. At December 31, 1994, no individual depositor or source of deposits represented 0.7% or more of First Thrift's deposits.

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

  Since mid-1992, First Thrift has significantly altered its volatile liability dependency ratio by maintaining a reduced level of larger certificates and a higher level of cash and investments relative to its short-term borrowings. At December 31, 1994, First Thrift's cash and investments exceeded its volatile liabilities by $62,148,000. First Thrift has adopted a policy to discontinue accepting most larger certificates and, upon maturity, to return a portion or all of the funds on existing larger certificates. At year-end 1994, First Thrift had not accepted brokered deposits for more than five years and the balance of $99,000 of brokered deposits at December 31, 1994, represented 0.01% of total deposits. Management does not plan to renew such deposits upon their scheduled maturity. At December 31, 1994, First Thrift's time certificates $100,000 or more totalled $39,516,000 of which $37,915,000, or 96%, were from retail consumer depositors. At December 31, 1994, First Republic Savings Bank had time certificates over $100,000, totalling $600,000. For the Company, average maturity of all time certificates was 11 months and the average certificate amount per depositor was approximately $35,000 at December 31, 1994.

  The following table shows the maturity of the Thrifts' certificates of $100,000 or more at December 31, 1994.

                                                                  FIRST REPUBLIC
                                                     FIRST THRIFT  SAVINGS BANK
                                                     ------------ --------------
                                                          ($ IN THOUSANDS)
      Remaining maturity:
      Three months or less..........................   $ 7,862         $--
       Over three through six months................     3,735          --
       Over six through 12 months...................    12,008          600
       Over 12 months...............................    15,911          --
                                                       -------         ----
      Total.........................................   $39,516         $600
                                                       =======         ====
      Percent of total deposits.....................      4.16%        1.77%

  First Thrift also utilizes term FHLB advances and, to a lesser extent, repurchase agreements, as funding sources. Since August 1990, the Company has utilized term FHLB advances as an alternative to deposit gathering to fund its assets. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At December 31, 1994, total FHLB advances outstanding were $570,530,000. Of this amount, $526,530,000, or 92%, had an original maturity of 10 years or longer. The remaining $44,000,000 is due in 1995. The longer-term advances provide the Company with a stable primarily adjustable rate funding source for assets with longer lives. See "--Asset and Liability Management."

  First Republic Savings Bank will apply for FHLB membership in 1995 and, if approved, it is expected that term adjustable rate advances will be used to fund a portion of its assets.

  The following table sets forth certain information with respect to the Company's short-term borrowings at the dates indicated.

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1994     1993     1992
                                                     -------  -------  -------
                                                        ($ IN THOUSANDS)
Short-Term Borrowings(1):
FHLB advances--short-term........................... $   --   $10,000  $   --
Repurchase agreements(2)............................     --    12,380      --
                                                     -------  -------  -------
  Total............................................. $   --   $22,380  $   --
                                                     =======  =======  =======
Maximum amount outstanding at any month-end during
 period............................................. $18,715  $22,380  $23,780
Average amount outstanding during period............   2,528      705    6,894
Average rate on short-term borrowings--in period....    3.66%    3.45%    4.80%

--------
(1) The amounts shown at the dates indicated are not necessarily reflective of the Company's activity in short-term borrowings during the periods.
(2) See Note 7 of Notes to Consolidated Financial Statements for a discussion of general terms relating to repurchase agreements.

ASSET AND LIABILITY MANAGEMENT

  The Company seeks to manage its asset and liability portfolios to help reduce any adverse impact on the its net interest income caused by fluctuating interest rates. To achieve this objective, the Company's strategy is to manage the rate sensitivity and maturity balance of its interest-earning assets and interest-bearing liabilities by emphasizing the origination and retention of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company has established a program to obtain deposits by offering generally six month to five-year term investment certificates for the purpose of providing funds for adjustable rate mortgage loans with repricing periods of six months or more and for other matching term maturities.

  The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities at December 31, 1994. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline; this is the Company's position as of December 31, 1994 for the three months and less and six months and less categories, in accordance with its current policy of having more assets than liabilities reprice for these periods. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment generally will inhibit earnings and declining rates will serve to enhance earnings. The table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at December 31, 1994.

                  ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                          MATURING OR ADJUSTING DURING
                    PERIODS SUBSEQUENT TO DECEMBER 31, 1994

                                                                                              NON-
                                    3 MONTHS   3 TO 6    6 TO 12     1 TO 2       OVER      INTEREST
                          IMMEDIATE OR LESS    MONTHS    MONTHS       YEARS      2 YEARS    SENSITIVE     TOTAL
                          --------- --------  --------  ---------   ---------   ---------   ---------   ----------
                                                         ($ IN THOUSANDS)
Assets:
Loans(1)................   $   --   $776,400  $531,967  $ 123,639   $  14,300   $  52,357   $     --    $1,498,663
Securities..............       --    101,606    34,827     21,707         --           15         --       158,155
Cash and short-term
 investments............    16,920    15,698       --         --          --          --          --        32,618
Noninterest-earning
 assets, net............       --        --        --         --          --          --       17,883       17,883
                           -------  --------  --------  ---------   ---------   ---------   ---------   ----------
 Total..................   $16,920  $893,704  $566,794  $ 145,346   $  14,300   $  52,372   $  17,883   $1,707,319
                           =======  ========  ========  =========   =========   =========   =========   ==========
Liabilities and
 Stockholders' Equity:
Passbooks and MMA
 accounts(2)............   $   --   $117,526  $ 12,113  $   6,134   $   2,953   $     --    $     --    $  138,726
Investment certificates:
 $100,000 or greater....       --      7,862     3,735     12,608      11,211       4,700         --        40,116
 Less than $100,000.....       --    177,689   142,567    214,758     174,980      59,997         --       769,991
FHLB advances--long
 term...................       --    280,530   140,000    102,000         --       48,000         --       570,530
ESOP debt...............       650       --        --         --          --          --          --           650
Other short-term debt...       --        --        --         --          --          --          --           --
Other liabilities.......       --        --        --         --          --          --       15,843       15,843
Subordinated debentures.       --        --        --         --          --       64,177         --        64,177
Stockholders' equity....       --        --        --         --          --          --      107,286      107,286
                           -------  --------  --------  ---------   ---------   ---------   ---------   ----------
 Total..................   $   650  $583,607  $298,415  $ 335,500   $ 189,144   $ 176,874   $ 123,129   $1,707,319
                           =======  ========  ========  =========   =========   =========   =========   ==========
Net repricing assets
 over (under) repricing
 liabilities equals
 primary GAP............   $16,270  $310,097  $268,379  $(190,154)  $(174,844)  $(124,502)  $(105,246)
Effect of interest rate
 swaps..................       --     20,000    45,000    (40,000)        --      (25,000)        --
                           -------  --------  --------  ---------   ---------   ---------   ---------
Hedged GAP..............   $16,270  $290,097  $223,379  $(150,154)  $(174,844)  $ (99,502)  $(105,246)
                           =======  ========  ========  =========   =========   =========   =========
Hedged GAP as a
 percentage of total
 assets.................      0.95%    16.99%    13.08%     (8.79)%    (10.24)%     (5.82)%     (6.16)%
                           =======  ========  ========  =========   =========   =========   =========
Cumulative hedged GAP...   $16,270  $306,367  $529,746  $ 379,592   $ 204,748   $ 105,246   $     --
                           =======  ========  ========  =========   =========   =========   =========
Cumulative hedged GAP as
 percentage of total
 assets.................      0.95%    17.94%    31.03%     22.23%      11.99%       6.16%       0.00%
                           =======  ========  ========  =========   =========   =========   =========

--------
(1) Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Such loans are generally adjustable monthly, semiannually, or annually based upon changes in the One Year Treasury Constant Maturity Index, the Federal Reserve's Six Month CD Index, or the FHLB 11th District Cost of Funds Index (COFI), subject generally to a maximum increase of 2% annually and 5% over the lifetime of the loan.
(2) Passbook and MMA account maturities and rate adjustments are allocated based upon management's experience of historical interest rate volatility and erosion rates. However, all passbook and MMA accounts are contractually subject to immediate withdrawal.

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

  Additional information is provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management" on pages 41 and 42 of the Company's 1994 Annual Report to stockholders.

FIRST REPUBLIC AND SUBSIDIARIES

  First Republic was incorporated in February 1985. First Republic, which owns all of the capital stock of First Thrift, and First Republic Savings Bank, provides executive management to each of its subsidiaries and formulates and directs the implementation of an integrated business strategy for the Company.

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

  In May 1990, First Republic established a wholly-owned mortgage originating subsidiary, First Republic Mortgage, Inc., which commenced operations from its office in Las Vegas. Until January 1994, First Republic Mortgage, Inc. originated construction loans for First Thrift on low- and moderate-income single family homes and multifamily units and originated permanent mortgage loans on low- and moderate-income multifamily units and on commercial real estate properties, all of which properties are located in and proximate to Las Vegas. In 1994, First Republic transferred all operations and employees of First Republic Mortgage Inc. to First Republic Savings Bank and, at December 31, 1994 First Republic Mortgage Inc. had been dissolved.

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

  The Company's competition in making loans comes principally from savings and loan associations, mortgage companies, other thrift and loan companies, commercial banks, and, to a lesser degree, credit unions and insurance companies. Aggressive pricing policies of the Company's competitors on new ARM loans, especially during a declining period of mortgage loan originations such as experienced in 1994, has resulted in a decrease in the Company's mortgage loan origination volume and a decrease in the profitability of the Company's loan originations. Many of the nation's largest savings and loan associations, mortgage companies and commercial banks have a significant number of branch offices in the areas in which the Company operates. Increased competition for mortgage loans from larger institutional lenders has resulted and may continue to result in a decrease in the Company's mortgage loan originations. The Company competes for loans principally through the quality of service it provides to borrowers, real estate brokers and loan agents, while maintaining competitive interest rates, loan fees and other loan terms.

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

  Loans made to persons who reside outside California or who do not have a place of business in California are limited to a maximum 30% of a thrift and loan's portfolio; however, this limitation has ceased to apply to loans (i) made to purchase or refinance single family or multifamily residential property, (ii) that are saleable in the secondary market, evidenced by a commitment therefor, and (iii) that are owned by the thrift for 90 days or less.

  Upon application to and approval by the California Commissioner, thrifts may operate loan production offices outside California, subject to certain conditions as may be imposed by the California Commissioner.

  California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things: (i) place more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; (ii) may not make any one loan secured primarily by improved real property that exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; (iii) may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; (iv) may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and (v) may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. Loans and obligations are considered as having a term of less than seven years if either
(1) they are guaranteed or insured by any federal or state agency, or, (2) they are for the purchase or refinance of residential property, salable to qualified institutional buyers as evidenced by irrevocable commitments, and owned by the thrift and loan for 90 days or less. At December 31, 1994, First Thrift satisfied all of these requirements. Management believes that First Thrift can maintain compliance with these statutory requirements by managing the mix of its assets and loans without any material adverse impact on earnings or liquidity.

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

  A thrift is subject to certain leverage limitations that are not generally applicable to commercial banks or savings and loan associations. In particular, thrifts which have been in operation in excess of 60 months may, with written approval of the California Commissioner, have outstanding at any time investment certificates not to exceed 20 times paid-up and unimpaired capital and surplus. Increases in leverage under California law must also meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. First Thrift satisfied all of these standards at December 31, 1994. Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the California Commissioner's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the California Commissioner, and be included as investment or thrift certificates for purposes of computing the above ratios; however, collateralized FHLB advances are excluded for this test of secured borrowings and are not specifically limited by California law.

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

  The California Industrial Loan Law allows a thrift to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, generally are required to have an initial maturity of at least seven years, and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift.

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

  In August 1992, First Thrift agreed pursuant to a Memorandum of Understanding with the FDIC to limit its net loan growth to not more than 2.5% per quarter, to enhance certain operating policies and procedures, including its internal asset review practice, and to provide certain reports to the FDIC. First Thrift fulfilled its obligations under the agreement, which was rescinded by the FDIC in May 1993.

  Also, First Thrift has enhanced its compliance and loan administration functions, including the annual revision of its policies and procedures, the hiring or reallocation of personnel, and the implementation of a more systematic loan review function.

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

  In 1989, the FDIC and the other Federal regulatory agencies adopted final risk-based capital adequacy standards applicable to financial institutions like the thrifts whose deposits are insured by the FDIC and bank holding companies. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off-balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions are required to maintain capital to support activities which in the past did not require capital. Unlike the Thrifts, at the present time First Republic is not directly regulated by any bank regulatory agency and is not subject to any minimum capital requirements. If First Republic were to become subject to direct federal regulatory oversight, there can be no assurance that First Republic's existing senior subordinated debentures would be considered as Tier 2 capital.

  A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Commencing December 31, 1992, financial institutions generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 50% of qualifying total capital must be in the form of core capital (Tier 1)-- common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights less all intangible assets other than allowed mortgage servicing rights. Supplementary capital (Tier 2) consists of the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term preferred stock, hybrid capital instruments and term subordinated debt. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1994, the Tier 2 capital of First Thrift consisted of $10,000,000 of capital notes issued to First Republic and its allowance for loan losses.

  The following table presents First Thrift's regulatory capital position at December 31, 1994 under the risk-based capital guidelines:

                                                                    PERCENT OF
                                                                   RISK-ADJUSTED
                                                          AMOUNT      ASSETS
                                                        ---------- -------------
                                                            ($ IN THOUSANDS)
      RISK-BASED CAPITAL GUIDELINES:
      Tier 1 capital................................... $  124,549     11.43%
      Minimum requirement..............................     43,603      4.00%
                                                        ----------
       Excess.......................................... $   80,946
                                                        ==========
      Total capital....................................    148,175     13.59%
      Minimum requirement..............................     87,207      8.00%
                                                        ----------
       Excess.......................................... $   60,968
                                                        ==========
      Risk-adjusted assets............................. $1,090,086
                                                        ==========

  The FDIC has adopted a 3% minimum leverage ratio that is intended to supplement risk-based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low risk assets, continue to maintain a minimum level of core capital. The FDIC adopted final regulations, applicable to First Thrift as of April 10, 1991, which provide that a financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital.

  The leverage ratio represents a minimum standard affecting the ability of financial institutions, including First Thrift, to increase assets and liabilities without increasing capital proportionately. The following table presents First Thrift's leverage ratio at December 31, 1994:

                                                                      PERCENT OF
                                                             AMOUNT     ASSETS
                                                           ---------- ----------
                                                             ($ IN THOUSANDS)
      LEVERAGE RATIO:
      Tier 1 capital...................................... $  124,549    7.73%
      Minimum requirement.................................     64,450    4.00%
                                                           ----------
       Excess............................................. $   60,099
                                                           ==========
      Average total assets................................ $1,611,242
                                                           ==========

  Subsequent to the acquisition of First Republic Savings Bank, First Republic has contributed $6.1 million of additional capital, resulting in Tier 1 capital of that entity equaling $7.0 million on a total asset base of $42.4 million, at December 31, 1994. At such date, the capital ratios of First Republic Savings Bank exceed all requirements.

  Under FDIC regulations, First Thrift has been required to pay annual insurance premiums of 23 cents per $100 of eligible domestic deposits from July 1, 1991 until December 31, 1992, at which time the premium rate of 23 cents per $100 became a minimum rate. The rate at which the Thrifts paid insurance premiums to the FDIC for 1994 was the minimum rate. The FDIC has the authority to assess additional premiums to cover losses and expenses associated with insuring deposits maintained at financial institutions. See "--Federal Deposit Insurance Reform."

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

  In addition, a thrift is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by a thrift provides the basis for establishing the maximum amount that a thrift may lend to one single borrower. Accordingly, a thrift typically restricts as much capital as necessary to achieve its desired loan to one borrower limit, which in turn restricts the funds available for the payment of dividends. Exclusive of any other limitations which may apply, at December 31, 1994, First Thrift could have paid additional dividends aggregating approximately $14,500,000.

  Under regulations issued by the Nevada Commissioner, a Nevada thrift company may not pay dividends from its capital surplus account. Dividends may only be payable from undivided profits. Once funds have been credited to the capital surplus account, those funds may not be transferred unless (1) such transfer represents payment for the redemption of shares and (2) the Nevada Commissioner has acquiesced to the transfer in writing. Further no dividends may be declared or paid if such would reduce the undivided profits account below 10 percent of the balance in the capital stock account. Dividend payment authority is subject to a thrift being current on payments to holders of debt securities and payments of interest on deposits.

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

  Among other things, FDICIA provides increased funding for the Bank Insurance Fund (the "BIF") of the FDIC, primarily by increasing the authority of the FDIC to borrow from the United States Treasury Department. It also provides for expanded regulation of depository institutions and their affiliates. A significant portion of the borrowings would be repaid by insurance premiums assessed on BIF members, including the Company. In addition, FDICIA generally mandates that the FDIC achieve a ratio of reserves to insured deposits of 1.25% within 15 years, also to be financed by insurance premiums. As a result of these provisions, there could be a significant increase in the assessment rate on deposits of BIF members. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

  As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums effective January 1, 1993. Under this system, depository institutions are charged anywhere from 23 cents to 31 cents for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. The FDIC adopted a permanent risk-based assessment system effective on January 1, 1994, which incorporates the same basic rate structure. The limited changes adopted by the FDIC are those it proposed in December 1992. These amendments clarify the basis on which supervisory subgroup assignments are made by the FDIC, eliminate from the assessment classification review procedure the specific reference to an "informal hearing", provide for the assignment of new institutions to the "well capitalized" assessment group, and clarify that an institution is to make timely adjustments as appropriate. FDICIA prohibits assessment rates from falling below the current annual assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the United States Treasury Department or the 1.25% designated reserve ratio has not been met. The ultimate effect of this risk-based assessment system cannot be determined at this time.

  On February 16, 1995, the FDIC issued a proposed regulation that would establish a new assessment rate schedule of 4-31 basis points (replacing the current 23-31 basis point schedule) for members of the BIF. The new schedule would apply to the semiannual period in which the reserve ratio of the BIF reaches the FDICIA imposed designated reserve ratio of 1.25% of total estimated insured deposits, and to semiannual periods thereafter. The FDIC currently expects the BIF reserve ratio to reach 1.25% of insured deposits sometime between May 1 and July 31, 1995. The new assessment schedule would retain the risk-based characteristics of the current system. Thus, if the proposed regulation is a adopted and if the BIF reserve ratio reaches 1.25%, then "well capitalized" and "adequately capitalized" institutions with low risk factors could expect a decrease in their BIF premiums.

  The FDIC has also issued a Notice of Proposed Rulemaking and solicited comments on whether the deposit insurance assessment base should be redefined. The Notice contains seven proposed definitions: (1) retaining the status quo,
(2) retaining the current definition but eliminating assessment base adjustments such as float deductions, (3) expanding the base to include non-deposit secured liabilities, (4) expanding the base to include foreign deposits as well as domestic deposits, (5) expanding the base to include all bank liabilities, (6) limiting the base to insured deposits only, and (7) expanding the base to equal a bank's total assets. Because the FDIC has not yet settled on a single proposed definition, the effect of any future change in the definition of the deposit-insurance assessment base can not be determined at this time.

  FDICIA required insured depository institutions to undergo a full-scope, on-site examination by their primary Federal banking agency as least once very 12 months. A transition rule allowed for examination of certain well capitalized and well managed institutions every 18 months until December 31, 1993. In 1994, the exemption for smaller institutions, which allowed a substitution of an 18 month schedule for the 12 month examination schedule for qualified smaller institutions, was amended to increase the asset threshold from $100 million to $250 million. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate Federal banking agency against each institution or affiliate as it deems necessary or appropriate.

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

  FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon FDICIA's five capital tiers. The FDIC's rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive. A depository institution is "adequately capitalized" if its risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions). An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. An institution is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. Under this standard, First Thrift and First Republic Savings Bank are "well capitalized" at December 31, 1994.

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

  FDICIA also contains provisions which: (i) require that a receiver or conservator be appointed immediately for an institution whose tangible capital falls below certain levels; (ii) increase assessments for deposit insurance premiums; (iii) require the FDIC to establish a risk-based assessment system for insurance premiums; (iv) require federal banking agencies to revise their risk-based capital guidelines to take into account interest rate risk, concentration of credit risk and the risk associated with non-traditional activities; (v) give the FDIC the right to examine bank affiliates such as First Republic and make assessments for the cost of such examination; and (vi) limit the availability of brokered deposits. The effectiveness of this statute is subject to adoption of implementing regulations which are being issued on a timely basis as required by FDICIA.

EMPLOYEES

  As of December 31, 1994, the Company had 141 full-time employees. Management believes that its relations with employees are satisfactory. The Company is not a party to any collective bargaining agreement.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND DIFFERENTIALS

  The following table presents for the periods indicated the distribution of consolidated average assets, liabilities and stockholders' equity as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans and interest not accrued is excluded. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 34% prior to 1993 and 35% for 1993 and 1994.

                                                        YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                     1994                        1993                        1992
                          --------------------------- --------------------------- ---------------------------
                           AVERAGE            YIELDS/  AVERAGE            YIELDS/  AVERAGE            YIELDS/
                           BALANCE   INTEREST  RATES   BALANCE   INTEREST  RATES   BALANCE   INTEREST  RATES
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                           ($ IN THOUSANDS)
ASSETS:
Interest-earning
 deposits with other
 institutions...........  $      600 $    29   4.83%  $      646 $    38   5.88%  $      899 $    55    6.12%
Short-term investments..      32,875   1,532   4.66       46,977   1,590   3.38       49,621   1,801    3.63
Investment securities...     128,017   7,148   5.58       74,160   3,541   4.77       50,100   1,905    3.80
Loans...................   1,379,640 100,816   7.31    1,154,680  93,212   8.07    1,008,783  91,828    9.10
                          ---------- -------                     -------          ---------- -------
 Total interest-earning
  assets................   1,541,132 109,525   7.11    1,276,463  98,381   7.71    1,109,403  95,589    8.62
                                     -------                     -------                     -------
Noninterest-earning
 assets.................      14,249                      11,609                       1,941
                          ----------                  ----------                  ----------
Total average assets....  $1,555,381                  $1,288,072                  $1,111,344
                          ==========                  ==========                  ==========
LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Passbook and MMA
 accts..................  $  123,403 $ 4,445   3.60%  $  118,335 $ 3,803   3.21%  $  103,140 $ 3,902    3.78%
Investment certificates.     734,746  36,579   4.98      597,221  31,516   5.28      573,642  35,734    6.23
                          ---------- -------          ---------- -------          ---------- -------
 Total thrift
  certificates..........     858,149  41,024   4.78      715,556  35,319   4.94      676,782  39,636    5.86
Other borrowings........     515,295  24,735   4.80      406,917  16,362   4.02      306,853  15,083    4.92
Subordinated debentures.      62,975   5,676   9.01       57,088   5,237   9.17       35,061   4,257   12.14
                          ---------- -------          ---------- -------          ---------- -------
 Total interest-bearing
  liabilities...........   1,436,419  71,435   4.97    1,179,561  56,918   4.83    1,018,696  58,976    5.79
                                     -------                     -------                     -------
Noninterest-bearing
 liabilities............      11,080                      10,195                       9,238
Stockholders' equity....     107,882                      98,316                      83,410
                          ----------                  ----------                  ----------
 Total average
  liabilities and
  stockholders' equity..  $1,555,381                  $1,288,072                  $1,111,344
                          ==========                  ==========                  ==========
Net interest spread(1)..                       2.14%                       2.88%                        2.83%
Net interest income and
 net interest margin(2).             $38,090   2.47%             $41,463   3.25%             $36,613    3.30%
                                     =======                     =======                     =======

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

                                1994 VS. 1993              1993 VS. 1992
                           -------------------------  -------------------------
                           VOLUME    RATE     TOTAL   VOLUME    RATE     TOTAL
                           ------  --------  -------  ------  --------  -------
                                           (IN THOUSANDS)
INCREASE (DECREASE) IN
 INTEREST INCOME:
Interest-earning deposits
 with other institutions.  $   (3) $     (6) $    (9) $  (15) $     (2) $   (17)
Short-term investments...    (589)      531      (58)    (92)     (119)    (211)
Investment securities....   2,894       713    3,607   1,059       577    1,636
Loans....................  17,070    (9,466)   7,604  12,529   (11,145)   1,384
                           ------  --------  -------  ------  --------  -------
  Total increase
   (decrease)............  19,372    (8,228)  11,144  13,481   (10,689)   2,792
                           ------  --------  -------  ------  --------  -------
INCREASE (DECREASE) IN
 INTEREST EXPENSE:
Passbook and MMA
 accounts................     167       475      642     538      (637)     (99)
Investment certificates..   6,952    (1,889)   5,063   1,422    (5,640)  (4,218)
Other borrowings.........   4,832     3,541    8,373   4,461    (3,182)   1,279
Subordinated debentures..     532       (93)     439   2,319    (1,339)     980
                           ------  --------  -------  ------  --------  -------
  Total increase
   (decrease)............  12,483     2,034   14,517   8,740   (10,798)  (2,058)
                           ------  --------  -------  ------  --------  -------
Increase (decrease) in
 net interest income.....  $6,889  $(10,262) $(3,373) $4,741  $    109  $ 4,850
                           ======  ========  =======  ======  ========  =======

 Types of Loans

  The following table sets forth by category the total loan portfolio of the Company at the dates indicated:

                                            DECEMBER 31,
                         ------------------------------------------------------
                            1994        1993        1992       1991      1990
                         ----------  ----------  ----------  --------  --------
                                           (IN THOUSANDS)
LOANS:
Single family (1-4
 units)................. $  820,078  $  577,276  $  375,757  $270,655  $177,236
Multifamily (5+ units)..    367,750     387,757     405,399   325,075   219,898
Commercial real estate..    250,369     229,914     204,611   209,121   156,606
Multifamily construc-
 tion...................      9,408       5,707      19,574    19,717    10,510
Single family construc-
 tion...................     14,227      14,512      14,703     6,912     5,140
Home equity credit
 lines..................     28,137      31,213      35,255    23,755    13,137
                         ----------  ----------  ----------  --------  --------
  Real estate mortgages
   subtotal.............  1,489,969   1,246,379   1,055,299   855,235   582,527
Commercial business and
 other..................      8,694       9,679      12,486    16,382    17,976
                         ----------  ----------  ----------  --------  --------
  Total loans...........  1,498,663   1,256,058   1,067,785   871,617   600,503
Unearned loan fee in-
 come...................     (6,816)     (9,406)    (12,621)  (11,550)   (4,606)
Reserve for possible
 losses.................    (14,355)    (12,657)    (12,686)  (11,663)   (5,254)
                         ----------  ----------  ----------  --------  --------
  Loans, net............ $1,477,492  $1,233,995  $1,042,478  $848,404  $590,643
                         ==========  ==========  ==========  ========  ========

  The following table shows the maturity distribution of the Company's real estate construction loans and commercial business loans outstanding as of December 31, 1994, which, based on remaining scheduled repayments of principal, were due within the periods indicated. All such loans are adjustable rate in nature.

                                                   AFTER ONE
                                           WITHIN  BUT WITHIN MORE THAN
                                          ONE YEAR FIVE YEARS FIVE YEARS  TOTAL
                                          -------- ---------- ---------- -------
                                                      (IN THOUSANDS)
      MATURITY DISTRIBUTION:
      Real estate construction loans..... $23,635    $  --       $--     $23,635
      Commercial business loans..........     731     4,754       136      5,621
                                          -------    ------      ----    -------
        Total............................ $24,366    $4,754      $136    $29,256
                                          =======    ======      ====    =======

ASSET QUALITY

  The Company places an asset on nonaccrual status when one of the following events occurs: any installment of principal or interest is over 90 days past due (except for single family loans which are well secured and in the process of collection), management determines the ultimate collection of principal or interest to be unlikely or the Company takes possession of the collateral. Real estate collateral obtained by the Company is referred to as "REO."

  Since the inception of operations in 1985 through December 31, 1994, the Company has originated approximately $4.4 billion of loans both for sale and retention in its loan portfolio, on which the Company has experienced $22.9 million of losses. Such losses primarily resulted from the economic recession which affected the California economy commencing in late 1990 and continuing in parts of the state through 1994 and the Northridge earthquake which struck the Los Angeles area in January 1994. At December 31, 1994, management of the Company believes that the effects of the recession have largely diminished with respect to properties securing its mortgage loans. As a result of the Northridge earthquake, which affected primarily the Company's loans secured by multifamily properties in Los Angeles County, the Company has experienced increased loan delinquencies and REO, additional loan loss provisions and a higher level of modified and restructured loans.

  The Company's loss experience since inception represents an aggregate total of approximately 0.50% of loans originated in over nine years, although the Company's loss experience on single-family mortgage loans has been 0.06% of loans originated in this period. The Company has experienced a higher level of chargeoffs since 1991 in connection with the resolution of delinquent loans and sale of REO than in prior years. The ratio of the Company's net loan chargeoffs to average loans was 0.74% for 1992, 0.44% for 1993, and 0.37% for 1994. The Company recorded REO costs and losses related to the disposition of delinquent loans totaling $1,202,000 in 1994 and $3,477,000 in 1993; such costs increased from $309,000 in 1992 because substantially all of these costs were reflected as chargeoffs against the Company's loss reserves prior to 1993.

  Additional information is provided under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Quality and--Provisions for Losses and Reserve Activity" on pages 38 to 40 of the Company's 1994 Annual Report to stockholders.

  The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans more than 90 days past due at the dates indicated.

                                                       DECEMBER 31,
                                           -------------------------------------
                                            1994    1993    1992    1991   1990
                                           ------- ------- ------- ------- -----
                                                     ($ IN THOUSANDS)
NONACCRUING ASSETS AND OTHER LOANS:
Single family............................  $   --  $   --  $   --  $   --  $ --
Multifamily..............................   29,049   6,740   3,894   3,525   --
Commercial real estate...................    3,400   4,862   5,524   9,674   768
Other....................................      174      16     140     --    --
Real estate owned ("REO")................    8,500   9,961   8,937     --    --
                                           ------- ------- ------- ------- -----
  Nonaccruing loans and REO..............   41,123  21,579  18,495  13,199   768
Nonaccruing investments..................      --      361     469     800   --
                                           ------- ------- ------- ------- -----
  Total nonaccruing assets...............   41,123  21,940  18,964  13,999   768
Restructured performing loans............   17,489   6,342   3,366   3,366   --
                                           ------- ------- ------- ------- -----
  Total nonaccruing assets and
   restructured performing loans.........  $58,612 $28,282 $22,330 $17,365 $ 768
                                           ======= ======= ======= ======= =====
Accruing single family loans more than 90
 days past due...........................  $ 2,587 $ 1,390 $ 3,541 $ 2,880 $ --
                                           ======= ======= ======= ======= =====
PERCENT OF TOTAL ASSETS:
All nonaccruing assets...................    2.41%   1.55%   1.54%   1.50% 0.11%
Nonaccruing assets and restructured
 performing loans........................    3.43%   2.00%   1.81%   1.86% 0.11%

  The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity.

                                       YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1994        1993        1992       1991      1990
                          ----------  ----------  ----------  --------  --------
                                           ($ IN THOUSANDS)
RESERVE FOR POSSIBLE
 LOSSES:
Balance beginning of pe-
 riod...................  $   12,657  $   12,686  $   11,663  $  5,254  $  2,659
Provision charged to ex-
 pense:
 Regular reserve........         220         806       1,649       921       963
 Recession reserve......       1,750       4,000       6,413     5,320     1,754
 Earthquake reserve.....       7,750         --          --        --        --
Reserve from purchased
 loans..................          34         200         466     2,240       --
Reserve of First
 Republic Savings Bank
 at acquisition.........         --           24         --        --        --
Chargeoffs on originated
 loans:
 Single family..........        (210)       (209)       (328)     (259)      --
 Multifamily............      (7,177)     (3,367)     (3,961)     (706)     (139)
 Commercial real estate.        (695)     (1,547)     (3,750)   (1,001)      --
 Commercial business
  loans.................         (79)        (76)       (213)     (186)      (21)
Recoveries on originated
 loans:
 Single family..........          11         --           50       --        --
 Multifamily............         119         --            5        10       --
 Commercial real estate.         --           92         654       --        --
 Commercial business
  loans.................          15          43          12         4       --
Acquired loans:
 Chargeoffs.............         (47)        --          --        (16)     (174)
 Recoveries.............           7           5          26        82       212
                          ----------  ----------  ----------  --------  --------
Total chargeoffs, net of
 recoveries.............      (8,056)     (5,059)     (7,505)   (2,072)     (122)
                          ----------  ----------  ----------  --------  --------
Balance end of period...  $   14,355  $   12,657  $   12,686  $ 11,663  $  5,254
                          ==========  ==========  ==========  ========  ========
Average loans for the
 period.................  $1,379,640  $1,154,680  $1,008,783  $700,917  $491,295
Total loans at period
 end....................   1,498,663   1,256,058   1,067,785   871,617   600,503
Ratios of reserve to:
 Total loans............        0.96%       1.01%       1.19%     1.34%     0.87%
 Nonaccruing loans......          44%        109%        133%       88%      684%
 Nonaccruing assets and
  restructured
  performing loans......          24%         45%         57%       67%      684%
Net chargeoffs to
 average loans..........        0.58%       0.44%       0.74%     0.30%     0.04%

  The Company's reserve for possible losses is maintained at a level estimated by management to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions as determined by management, past loan loss experience, the results of the Company's ongoing loan grading process, the amount of past due and nonperforming loans, observations of auditors, legal requirements, recommendations or requirements of regulatory authorities, prevailing economic conditions and other factors. These factors are essentially judgmental and may not be reduced to a mathematical formula. As a percentage of nonaccruing loans, the reserve for possible losses was 44% at December 31, 1994 and 109% at December 31, 1993. While this ratio declined, management considers the $14,355,000 reserve at December 31, 1994 to be adequate as an allowance against foreseeable losses in the loan portfolio. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels.

  The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due loans in assessing the adequacy of its total reserves. In addition, the Company has instituted procedures for reviewing and grading all of the larger income property loans in its portfolio on at least an annual basis. Based upon that continuing review and grading process, among other factors, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management's assessment considers the current status of properties securing loans, the trends in collateral values in each of the Company's geographic markets and the amount of specific reserves previously used to writedown problem or nonaccruing loans. Management's continuing evaluation of the loan portfolio and assessment of economic conditions and collateral values will dictate future reserve levels. Management currently anticipates that it will continue to provide additional reserves so long as, in its judgement, any additional adverse effects of the earthquake on its assets arise. Although the amount of loans that were adversely affected by the earthquake and remain unresolved at December 31, 1994 has been reduced, management anticipates that the ultimate resolution of the remaining loans may require additional reserves in 1995.

  The following table sets forth management's historical allocation of the reserve for possible losses by loan category and the percentage of loans in each category to total loans at the dates indicated:

                                                       DECEMBER 31,
                         ------------------------------------------------------------------------------
                             1994           1993           1992           1991           1990
                         -------------  -------------  -------------  -------------  -------------
                         RESERVE        RESERVE        RESERVE        RESERVE        RESERVE
                           FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF
                         LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS
                         ------- -----  ------- -----  ------- -----  ------- -----  ------- -----
                                                     ($ IN THOUSANDS)
LOAN CATEGORY:
Single family........... $   --   54.7% $   --   46.0% $   --   35.2% $   --   31.0% $  --    29.5%
Multifamily.............   5,600  24.6    2,600  30.9    1,700  38.0    1,325  37.3     --    36.6
Commercial real estate..     600  16.7    1,300  18.3    2,000  19.2    1,725  24.0     --    26.1
Multifamily
 construction...........     --    0.6      --    0.4      --    1.8      --    2.3     --     1.7
Single family
 construction...........     100   0.9      --    1.1      --    1.4      --    0.8     --     0.9
Home equity credit
 lines..................     --    1.9      --    2.5      --    3.3      --    2.7     --     2.2
Other loans.............      55   0.6      --    0.8      100   1.1      200   1.9     --     3.0
Unallocated reserves....   8,000   --     8,757   --     8,886   --     8,413   --    5,254    --
                         ------- -----  ------- -----  ------- -----  ------- -----  ------  -----
                         $14,355 100.0% $12,657 100.0% $12,686 100.0% $11,663 100.0% $5,254  100.0%
                         ======= =====  ======= =====  ======= =====  ======= =====  ======  =====

  At December 31, 1994, management had allocated from its general reserves $5,600,000 to the multifamily loan category, $600,000 to the commercial real estate loan category, $100,000 to the single-family construction category, and $55,000 to other loans, based upon management's estimate of the risk of loss inherent in its nonaccruing or other possible problem loans in those categories. The allocation of such reserve will change whenever management determines that the risk characteristics of its assets or specific assets have changed. The amount available for future chargeoffs that might occur within a particular category is not limited to the amount allocated to that category, since the allowance is a general reserve available for all loans in the Company's portfolio. In addition, the amounts so allocated by category may not be indicative of future chargeoff trends.

FINANCIAL RATIOS

  The following table shows certain key financial ratios for the Company for the periods indicated.

                                                              YEAR ENDING
                                                              DECEMBER 31,
                                                            ------------------
                                                            1994  1993   1992
                                                            ----  -----  -----
      KEY FINANCIAL RATIOS:
      Return on average total assets....................... 0.47%  0.97%  1.06%
      Return on average stockholders' equity............... 6.77% 12.65% 14.10%
      Average stockholders' equity as a percentage of
       average total assets................................ 6.94%  7.63%  7.51%

ITEM 2. PROPERTIES

  First Republic does not own any real property. In 1990, First Republic entered into a 10-year lease, with three 5-year options to extend, for headquarters space at 388 Market Street, mezzanine floor, in the San Francisco financial district. Management believes that the Company's current and planned facilities are adequate for its current level of operations.

  First Republic's subsidiaries lease offices at the following locations, with terms expiring at dates ranging from August 1997 to December 2002:

                  NAME                                 ADDRESS
                  ----                                 -------
   First Thrift...................... 101 Pine Street, San Francisco, CA
                                      5628 Geary Boulevard, San Francisco, CA
                                      1088 Stockton Street, San Francisco, CA
                                      3928 Wilshire Blvd., Los Angeles, CA
                                      9593 Wilshire Blvd., Beverly Hills, CA
                                      116 E. Grand Avenue, Escondido, CA
                                      8347 La Mesa Blvd., La Mesa, CA
                                      1110 Camino Del Mar, Del Mar, CA
   First Republic Savings Bank....... 2510 South Maryland Parkway, Las Vegas, NV

ITEM 3. LEGAL PROCEEDINGS

  There is no pending proceeding, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1994.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  This information is incorporated by reference to page 48 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 6. SELECTED FINANCIAL DATA

  This information is incorporated by reference to the inside front cover of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference to pages 36 through 45 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This information is incorporated by reference to pages 20 through 35 and to page 48 of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There have been no changes in or disagreements with Accountants during the Company's two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the directors and executive officers of First Republic and certain pertinent information about them.

                                  AGE POSITION HELD WITH THE COMPANY
                                  --- ------------------------------
      Roger O. Walther(1)(2)(3)   59  Chairman of the Board
                                      President, Chief Executive Officer and
      James H. Herbert, II(1)     50  Director
      Katherine August-deWilde(1) 47  Executive Vice President and Director
                                      Senior Vice President and Chief Financial
      Willis H. Newton, Jr.       45  Officer
      Linda G. Moulds             44  Vice President, Secretary and Controller
      Edward J. Dobranski         44  Vice President, General Counsel
      David B. Lichtman           31  Vice President, Credit Officer
      Richard M. Cox-Johnson      60  Director
      Kenneth W. Dougherty        68  Director
      Frank J. Fahrenkopf, Jr.    55  Director
      L. Martin Gibbs(2)          57  Director
      James F. Joy(2)             57  Director
      John F. Mangan              58  Director
      Barrant V. Merrill(2)(3)    64  Director

--------
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

  The directors of First Republic serve three-year terms. The terms are staggered to provide for the election of approximately one-third of the Board members each year. Each director (except Mr. Cox-Johnson who was elected in October 1986 and Ms. August-deWilde who was elected in April 1988) has served in such capacity since the inception of First Republic. Messrs. Walther and Herbert have served as officers of First Republic since its inception. Ms. August-deWilde has served as an officer since July 1985 and as a director since April 1988, while Ms. Moulds has served as an officer since June 1985. Mr. Newton became an officer of First Republic in August 1988.

  The backgrounds of the directors and executive officers of First Republic are as follows:

  Roger O. Walther is Chairman of the Board of Directors and a director of First Republic serving until 1997. Mr. Walther is Chairman and Chief Executive Officer of ELS Educational Services, Inc., the largest teacher of English as a second language in the United States. He is a director of Charles Schwab & Co., Inc. From 1980 to 1984, Mr. Walther served as Chairman of the Board of San Francisco Bancorp. He is a graduate of the United States Coast Guard Academy, B.S. 1958, and the Wharton School, University of Pennsylvania, M.B.A. 1961 and is a member of the Graduate Executive Board of the Wharton School.

  James H. Herbert, II is President, Chief Executive Officer and a director of First Republic, serving until 1997, and has held such positions since First Republic's inception in 1985. From 1980 to July 1985, Mr. Herbert was President, Chief Executive Officer and a director of San Francisco Bancorp, as well as Chairman of the Board of its operating subsidiaries in California, Utah and Nevada. He is a past president and currently a director of the California Association of Thrift and Loan Companies and is on the California Commissioner of Corporations' Industrial Loan Law Advisory Committee. He is a graduate of Babson College, B.S., 1966, and New York University, M.B.A., 1969. He is a member of The Babson Corporation.

  Katherine August-deWilde is Executive Vice President and a director of First Republic serving until 1995. She joined the Company in June 1985 as Vice President and Chief Financial Officer. From 1982 to 1985, she was Senior Vice President and Chief Financial Officer at PMI Mortgage Insurance Co., a subsidiary of Sears/Allstate. She is a graduate of Goucher College, A.B., 1969, and Stanford University, M.B.A., 1975.

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

  Edward J. Dobranski joined the company in August 1992 as General Counsel and was appointed a Vice President in 1993. He also serves as the Company's Compliance Officer and Community Reinvestment Officer. From 1990 to 1992, Mr. Dobranski was Of Counsel at Jackson Cole & Black in San Francisco, specializing in banking, real estate and corporate law, and from 1987 to 1990 he was a partner in the San Francisco office of Rose Wachtell & Gilbert. Mr. Dobranski is a graduate of Coe College-Iowa, B.A. 1972 and Creighton University-Nebraska, J.D. 1975.

  David B. Lichtman was appointed Vice President, Credit Officer, in January 1994. Mr. Lichtman served as a loan processor with First Thrift from 1986 to 1990, as a loan officer with First Republic Mortgage Inc. from 1990 through 1991, and as a credit officer with First Thrift from 1992 through December 1993. Mr. Lichtman is a graduate of Vassar College, B.A. 1985 and the University of California, Berkeley, M.B.A. 1990.

  Richard M. Cox-Johnson is a director of First Republic serving until 1996. Mr. Cox-Johnson is a director of Premier Consolidated Oilfields PLC and Marine and General Mutual Life Assurance Society. He is a graduate of Oxford University 1955.

  Kenneth W. Dougherty is a director of First Republic serving until 1996. Mr. Dougherty is an investor and was previously President of Gill & Duffus International Inc. and Farr Man & Co. Inc., which are international commodity trading companies. He was a director of San Francisco Bancorp from 1982 to 1984. Mr. Dougherty is a graduate of the University of Pennsylvania, B.A. 1948.

  Frank J. Fahrenkopf, Jr., is a director of First Republic serving until 1996. Since 1985, Mr. Fahrenkopf has been a partner in the law firm of Hogan & Hartson. From January 1983 until January 1989, he was Chairman of the Republican National Committee. Mr. Fahrenkopf is a graduate of the University of Nevada-Reno, B.A. 1962, and the University of California-Berkeley, L.L.B. 1965.

  L. Martin Gibbs is a director of First Republic serving until 1995. Mr. Gibbs is a partner in the law firm of Rogers & Wells, counsel to the Company. He is a graduate of Brown University, B.A. 1959 and Columbia University, J.D. 1962.

  James F. Joy is a director of First Republic serving until 1997. Mr. Joy is Director-European Business Development for CVC Capital Partners Europe Limited, and a non-executive director of Sylvania Lighting International. Formerly, he was Managing Director of Citicorp Venture Capital and Citicorp Corporate Finance from 1989 to 1993. He is a graduate of Trinity College, B.S. 1959, B.S.E.E. 1960 and New York University, M.B.A. 1964.

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

  Barrant V. Merrill is a director of First Republic serving until 1997. Mr. Merrill has been Managing Partner of Sun Valley Partners, a private investment company, since July 1982. From 1984 until January 1989, he was a general partner of Dakota Partners, a private investment partnership. From 1980 to 1984, Mr. Merrill was a director of San Francisco Bancorp. From 1978 until 1982, he was Chairman of Pershing & Co. Inc., a division of Donaldson, Lufkin & Jenrette. Mr. Merrill is a graduate of Cornell University, B.A. 1953.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

  (a) Financial Statements and Schedules.

  The following financial statements are contained in registrant's 1993 Annual Report to Stockholders and are incorporated in this Report on Form 10-K by this reference:

                                                                      PAGE OF
                                                                   ANNUAL REPORT
                                                                   -------------
First Republic Bancorp Inc.
At December 31, 1994 and 1993:
  Consolidated Balance Sheet......................................       20
Years ended December 31, 1994, 1993 and 1992:
  Consolidated Statement of Income................................       22
  Consolidated Statement of Stockholders' Equity..................       23
  Consolidated Statement of Cash Flows............................       24
Notes to Consolidated Financial Statements........................       25
Report of Independent Auditors....................................       35

  All schedules are omitted as not applicable.

  (b) Reports on Form 8-K.

  The Company filed a report dated October 27, 1994 on Form 8-K reporting the Company's earnings for the quarter and nine months ended September 30, 1994.

  The Company filed a report dated January 26, 1995 on Form 8-K reporting the Company's earnings for the quarter and year ended December 31, 1994.

  The Company filed a report dated March 14, 1995 on Form 8-K reporting that the Company's Board of Director's authorized an increase of 250,000 shares in the Company's common stock repurchase program.

  (c) Exhibits.

  NOTE: Exhibits marked with a plus sign (+) are incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-4608); Exhibits marked with two plus signs (++) are incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1987; Exhibits marked with three plus signs (+++) are incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-18963); Exhibits marked with a diamond (.) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988; Exhibits marked with two diamonds (..) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1989; Exhibits marked with three diamonds (...) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990; Exhibits marked with two asterisks (**) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-40182); Exhibits marked with three asterisks (***) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-42426); Exhibits marked with one pound sign (#) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-43858); Exhibits marked with two pound signs (##) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33- 45435). Exhibits marked with three pound signs (###) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-54136). Exhibits marked with four pound signs (####) are incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1992. Exhibits marked with one dagger sign (+) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-60958). Exhibits marked with two dagger signs (++) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-66336). Each such Exhibit had the number in parentheses immediately following the description of the Exhibit herein.

3.1### Certificate of Incorporation, as amended. (3.1)

3.2+++ By-Laws as currently in effect.

4.1# Indenture dated as of September 1, 1991 between First Republic Bancorp Inc. and National City Bank of Minneapolis. (10.35)

4.2## Supplemental Indenture dated as of November 1, 1991 between First Republic Bancorp Inc. and National City Bank of Minneapolis. (10.35)

4.3### Indenture dated as of December 1, 1992 between First Republic Bancorp Inc. and U.S. Trust Company of California, N.A. (4.1)

4.4+ Indenture dated as of May 15,1993, between First Republic Bancorp Inc. and United States Trust Company of New York. (4.1)

4.5++ Indenture dated as of August 4, 1993, between First Republic Bancorp Inc. and United States Trust Company of New York. (4.1)

10.1+       Employee Stock Ownership Plan. (10.15)

10.2+       Employee Stock Ownership Trust. (10.16)

10.3**      1985 Stock Option Plan. (10.3)

10.4+ Employment offers of James H. Herbert, II, Katherine August-deWilde, and Linda G. Moulds. (10.22)

10.5++      Continuing Guarantee dated August 3, 1987 of the Registrant. (19.2)

10.6++ Pledge Agreement dated September 8, 1987 between Pacific Trust Company, as trustee for the First Republic Bancorp Inc. Employee Stock Ownership Plan and the Registrant. (19.6(b))

10.7+++     Key man life insurance policy on James H. Herbert, II. (10.33)

10.8.       Employment offer of Willis H. Newton, Jr. (10.37)

10.9.       Term Loan Agreement between the Registrant and Imperial Bank.
            (10.38)

10.10. Loan and Pledge Agreement by and between the Registrant and the First Republic Bancorp Inc. Employment Stock Ownership Plan and Trust dated November 22, 1988. (10.39)

10.11. Restated Secured Promissory Note of September 8, 1987, dated November 22, 1988, of First Republic Bancorp Inc. Employee Stock Ownership Trust in favor of the Registrant. (10.40)

10.12. Restated Secured Promissory Note of December 9, 1987, dated November 22, 1988, of First Republic Bancorp Inc. Employee Stock Ownership Trust in favor of the Registrant. (10.41)

10.13. Secured Promissory Note dated November 22, 1988 of First Republic Bancorp Inc. Employee Stock Ownership Trust in favor of the Registrant. (10.42)

10.14... Sublease Agreement dated October 20, 1989 between the Registrant, Wells Fargo Bank and 111 Pine Street Associates with related master lease and amendments thereto attached. (10.44)

10.15.. Lease Agreement dated January 5, 1990 between the Registrant and Honorway Investment Corporation. (10.45)

10.16...    Agreement re: Executive Bonuses for 1990 and 1991. (10.51)

10.17** Amendment dated December 29, 1989 to Term Loan Agreement between the Registrant and Imperial Bank. (10.32)

10.18*** Advances and Security Agreement dated as of June 24, 1991 between the Federal Home Loan Bank of San Francisco ("FHLB") and First Republic Thrift & Loan. (10.29)

10.19### Subordinated Capital Notes by First Republic Thrift & Loan to First Republic Bancorp Inc. outstanding as of October 30, 1992, nos. 1001-1010 and no. 1013. (10.34)

10.20###    Form of 1992 Performance-Based Contingent Stock Option Agreement.
            (10.35)

10.21####   Employee Stock Purchase Plan. (10.23)

11.1        Statement of Computation of Earnings Per Share.

12.1        Statement of Computation of Ratios of Earnings to Fixed Charges.

13.1        1994 Annual Report to Stockholders

22.1        Subsidiaries of First Republic Bancorp Inc.

23.1        Consent of KPMG Peat Marwick LLP (see page 40).

27          Financial Data Schedule

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Republic Bancorp Inc.

                                           /s/ Willis H. Newton, Jr.
                                          By:____________________________
                                               Willis H. Newton, Jr.
                                             Senior Vice President and
                                              Chief Financial Officer

March 29, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRATION AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

------------------------------------     Chairman of the Board       March   , 1995
         (Roger O. Walther)

     /s/ James H. Herbert, II
------------------------------------                                 March 29, 1995
       (James H. Herbert, II)         President, Chief Executive
                                          Officer and Director

   /s/ Katherine August-deWilde
------------------------------------                                 March 29, 1995
     (Katherine August-deWilde)        Executive Vice President
                                              and Director

    /s/ Willis H. Newton, Jr.
------------------------------------                                 March 29, 1995
      (Willis H. Newton, Jr.)          Senior Vice President and
                                        Chief Financial Officer
                                          (Principal Financial
                                                Officer)

       /s/ Linda G. Moulds
------------------------------------                                 March 29, 1995
         (Linda G. Moulds)             Vice President, Secretary
                                        and Contoller (Principal
                                          Accounting Officer)

    /s/ Richard M. Cox-Johnson
------------------------------------           Director              March 24, 1995
      (Richard M. Cox-Johnson)


------------------------------------           Director              March   , 1995
       (Kenneth W. Doughery)

   /s/ Frank J. Fahrenkopf, Jr.
------------------------------------           Director              March 23, 1995
     (Frank J. Fahrenkopf, Jr.)

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ L. Martin Gibbs
------------------------------------                                 March 29, 1995
         (L. Martin Gibbs)                     Director

         /s/ James F. Joy
------------------------------------                                 March 23, 1995
           (James F. Joy)                      Director

        /s/ John F. Mangan
------------------------------------                                 March 24, 1995
          (John F. Mangan)                     Director


------------------------------------                                 March   , 1995
        (Barrant V. Merrill)                   Director

EXHIBIT NO.  DESCRIPTION
-----------  -----------

   11.1      Statement of Computation of Earnings Per Share

   12.1      Statement of Computation of Ratios of Earnings to Fixed Charges

   13.1      1994 Annual Report to Stockholders

   22.1      Subsidiaries of First Republic Bancorp Inc.

   23.1      Consent of KPMG Peat Marwick

   27        Financial Data Schedule