Form 10-Q
period 1995-03-31
FIRST REPUBLIC BANCORP INC
filed 1995-05-16
CIK 770975

FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended                                             Commission
March 31, 1995                                             File No. 0-15882
- --------------                                             ----------------

                        FIRST REPUBLIC BANCORP INC.
                        ---------------------------
                        (Exact name of registrant as
                         specified in its charter)


   Delaware                                                   94-2964497
- ----------------                                             ------------
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




Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X     No
                       ---       ---
Common Stock , par value $.01 per share, of First Republic Bancorp Inc. outstanding at May 10, 1995, 7,331,341 shares.

                        First Republic Bancorp Inc.
                                 Form 10-Q

                              March 31, 1995

                                   Index

                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet -
           March 31, 1995 and December 31, 1994                           3

           Consolidated Statement of Income -
           Quarter Ended March 31, 1995 and 1994                          5

           Consolidated Statement of Cash Flows -
           Three Months ended March 31, 1995 and 1994                     6

           Notes to Consolidated Financial
           Statements                                                     7

  Item 2 - Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                                      8

PART II - OTHER INFORMATION                                              26

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



  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                    March 31,            December 31,
                                                                       1995                  1994
                                                                 ------------            ------------
                                                                   (Unaudited)

ASSETS
  Cash                                                           $ 13,588,000            $ 16,920,000
  Federal funds sold and short term investments                    10,000,000              15,500,000
  Interest bearing deposits at other financial institutions           198,000                 198,000
  Investment securities (net)                                     131,533,000             129,628,000
  Federal Home Loan Bank Stock, at cost                            28,927,000              28,527,000
                                                                  -----------             -----------
                                                                  184,246,000             190,773,000

Loans
  Single family (1-4 unit) mortgages                              860,560,000             815,010,000
  Multifamily (5+ units) mortgages                                365,929,000             367,750,000
  Commercial real estate mortgages                                265,660,000             250,369,000
  Commercial business loans                                         5,300,000               5,621,000
  Multifamily construction                                         14,497,000               9,408,000
  Single family construction                                       12,214,000              14,227,000
  Equity lines of credit                                           29,271,000              28,137,000
  Leases, contracts and other                                       1,122,000                 975,000
  Loans held for sale                                               4,976,000               7,166,000
                                                                -------------           -------------
                                                                1,559,529,000           1,498,663,000

Less
  Unearned loan fee income                                         (6,016,000)             (6,816,000)
  Reserve for possible losses                                     (14,368,000)            (14,355,000)
                                                                -------------           -------------
   Net loans                                                    1,539,145,000           1,477,492,000

  Accrued interest receivable                                      10,852,000              10,172,000
  Purchased servicing and premium on sale of loans                    701,000                 793,000
  Prepaid expenses and other assets                                14,151,000              15,489,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                                  4,220,000               4,100,000
  Real estate owned (REO)                                          10,385,000               8,500,000
                                                              ---------------          --------------

                                                              $ 1,763,700,000          $1,707,319,000
                                                              ===============          ==============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                  March 31,               December 31,
                                                                     1995                    1994
                                                               -------------            --------------
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Thrift certificates
  Passbook and MMA accounts                                    $  132,277,000             $ 138,726,000
  Investment certificates                                         867,090,000               810,107,000
                                                               --------------             -------------
   Total thrift certificates                                      999,367,000               948,833,000

  Interest payable                                                 12,124,000                12,332,000
  Other liabilities                                                 2,714,000                 3,511,000
  Federal Home Loan Bank advances                                 576,530,000               570,530,000
  Other borrowings                                                    488,000                   650,000
                                                                -------------             -------------
   Total senior liabilities                                     1,591,223,000             1,535,856,000

  Senior subordinated debentures                                    9,974,000                 9,978,000
  Subordinated debentures                                          19,699,000                19,699,000
  Convertible subordinated debentures                              34,500,000                34,500,000
                                                                -------------             -------------
   Total liabilities                                            1,655,396,000             1,600,033,000
                                                                -------------             -------------

Stockholders' equity
  Common stock                                                         78,000                    78,000
  Capital in excess of par value                                   74,818,000                74,745,000
  Retained earnings                                                40,822,000                39,438,000
  Deferred compensation -- ESOP                                      (488,000)                 (650,000)
  Treasury shares, at cost                                         (5,026,000)               (4,315,000)
  Unrealized loss-available for sale securities                    (1,900,000)               (2,010,000)
                                                                  -----------              ------------
   Total stockholders' equity                                     108,304,000               107,286,000
                                                                  -----------              ------------

                                                               $1,763,700,000            $1,707,319,000
                                                               ==============            ==============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)

                                                                           QUARTER ENDED
                                                                             March 31,
                                                                            -----------
                                                                     1995                   1994
                                                                 ------------           ------------
Interest income:
  Interest on real estate and other loans                        $ 28,898,000           $ 23,359,000
  Interest on investments                                           3,058,000              1,574,000
                                                                 ------------           ------------
   Total interest income                                           31,956,000             24,933,000
                                                                 ------------           ------------

Interest expense:
  Interest on thrift accounts                                      13,369,000              8,792,000
  Interest on notes, debentures and other borrowings               10,371,000              6,091,000
                                                                 ------------           ------------
   Total interest expense                                          23,740,000             14,883,000
                                                                 ------------           ------------

Net interest income                                                 8,216,000             10,050,000
Provision for losses                                                1,465,000              5,005,000
                                                                 ------------           ------------
Net interest income after provision for losses                      6,751,000              5,045,000
                                                                 ------------           ------------
Non-interest income:
  Servicing fees, net                                                 712,000                428,000
  Loan and related fees                                               189,000                493,000
  Gain on sale of loans                                                 2,000                574,000
  Other income                                                         19,000                 15,000
                                                                  -----------           ------------
   Total non-interest income                                          922,000              1,510,000
                                                                  -----------           ------------
Non-interest expense:
  Salaries and related benefits                                     2,027,000              1,929,000
  Occupancy                                                           659,000                609,000
  Advertising                                                         340,000                580,000
  Professional fees                                                   102,000                139,000
  FDIC insurance premiums                                             530,000                428,000
  REO costs and losses                                                413,000                113,000
  Other general and administrative                                  1,267,000              1,616,000
                                                                   ----------           ------------
   Total non-interest expense                                       5,338,000              5,414,000
                                                                   ----------           ------------

Income before income taxes                                          2,335,000              1,141,000
Provision for income taxes                                            951,000                481,000
                                                                   ----------           ------------
Net income                                                         $1,384,000             $  660,000
                                                                   ==========           ============

Net income adjusted for effect of convertible
  issue, used in fully diluted EPS                                 $1,783,000             $  660,000
                                                                   ==========           ============

Primary earnings per share                                         $     0.18             $     0.08
                                                                   ==========           ============

Weighted average shares - primary                                   7,589,166              8,077,221
                                                                   ==========           ============

Fully diluted earnings per share                                   $     0.18             $     0.08
                                                                   ==========           ============

Weighted average shares - fully diluted                            10,129,792             10,601,441
                                                                   ==========           ============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
  (unaudited)

                                                                            Three Months ended
                                                                            ------------------
                                                                                 March 31,
                                                                                 ---------
                                                                     1995                       1994
                                                                 ------------                -----------


Operating Activities
  Net Income                                                      $ 1,384,000                $   660,000
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Provision for losses                                           1,465,000                  5,005,000
     Provision for depreciation and amortization                      837,000                    549,000
     Amortization of loan fees                                     (1,003,000)                (1,060,000)
     Amortization of loan servicing fees                               91,000                    250,000
     Amortization of investment securities discounts                   (8,000)                       ---
     Amortization of investment securities premiums                    66,000                     53,000
     Loans originated for sale                                     (9,103,000)               (62,999,000)
     Loans sold into commitments                                   10,556,000                 53,272,000
     Increase in deferred taxes                                           ---                   (645,000)
     Net gains on sale of loans                                        (2,000)                  (574,000)
     Increase in interest receivable                               (1,081,000)                (1,304,000)
     Decrease in interest payable                                    (208,000)                  (211,000)
     Decrease in other assets                                         991,000                    896,000
     Decrease in other liabilities                                   (797,000)                (4,283,000)
                                                                   ----------                -----------
     Net Cash Provided (Used) By Operating Activities               3,188,000                (10,391,000)

Investment Activities
     Loans originated                                             (98,166,000)              (165,601,000)
     Other loans sold                                                     ---                 18,288,000
     Principal payments on loans                                   27,519,000                 80,494,000
     Purchases of investment securities                            (2,980,000)                (5,254,000)
     Repayments of investment securities                            2,602,000                  2,213,000
     Net decrease in short term investments                               ---                    196,000
     Additions to fixed assets                                       (389,000)                  (446,000)
     Net proceeds from sale of real estate owned                    3,502,000                  2,506,000
                                                                 ------------                -----------
     Net Cash Used by Investing Activities                        (67,912,000)               (67,604,000)

Financing Activities
     Net increase (decrease) in passbook and MMA accounts          (6,449,000)                   632,000
     Issuance of investment certificates                          139,266,000                115,402,000
     Repayments of investment certificates                        (82,283,000)               (58,538,000)
     Increase (decrease) in long-term FHLB advances                (4,000,000)                35,000,000
     Repayments of other long-term borrowings                        (162,000)                  (137,000)
     Net increase (decrease) in short-term borrowings              10,000,000                (22,380,000)
     Decrease in deferred compensation - ESOP                         162,000                    137,000
     Repayment of subordinated debentures                              (4,000)                    (7,000)
     Issuance of subordinated debentures                                  ---                  1,113,000
     Proceeds from employee stock purchase plan                        37,000                     51,000
     Proceeds from common stock options exercised                      36,000                     72,000
     Purchase of treasury stock                                      (711,000)                   (69,000)
                                                                   ----------                -----------
     Net Cash Provided by Financing Activities                     55,892,000                 71,276,000

     Decrease in Cash and Cash Equivalents                         (8,832,000)                (6,719,000)

     Cash and Cash Equivalents at Beginning of Period              32,420,000                 38,786,000
                                                                 ------------               ------------
     Cash and Cash Equivalents at End of Period                  $ 23,588,000               $ 32,067,000
                                                                 ============               ============

                        FIRST REPUBLIC BANCORP INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of First Republic Bancorp Inc. ("First Republic") include its subsidiaries, First Republic Thrift & Loan ("First Thrift"), and First Republic Savings Bank. First Republic and its subsidiaries are collectively referred to as the "Company." All material intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to the 1994 financial statements in order for them to conform with the 1995 presentation.

These interim financial statements should be read in conjunction with the Company's 1994 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter ended March 31, 1995 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting For Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS No. 115 establishes classification of investments into three categories: (i) debt securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity. At March 31, 1995, the Company owned $13,760,000 of securities classified as available for sale, all which were adjustable rate preferred stocks without a stated maturity. These securities had a market value of $11,860,000 at March 31, 1995 and, accordingly, the Company's stockholders' equity has been reduced by $1,900,000.

Effective January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 (collectively referred to as SFAS 114). These statements address the accounting treatment of certain impaired loans and amend SFAS No. 5 and SFAS No. 15. However, these statements do not address the overall adequacy of the allowance for losses. These statements can only be applied prospectively.

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Subsequent to the adoption of SFAS No. 114, a loan restructured at an interest rate equal to or greater than that of a new loan with comparable risk, at the time that the contract is modified, is included in the restructured (accruing) disclosure. These loans may be excluded from the impairment assessment and may cease to be reported as impaired loans in the calendar years subsequent to the restructuring if the loan is not impaired based on the modified terms.

For loans that are included under this statement, the Company makes an assessment for impairment when and while such loans are on nonaccrual or the loan has been restructured. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral dependent loan. The Company's loans are primarily real estate secured; therefore the Company primarily bases the measurement of impaired loans on the fair value of the collateral, reduced by costs to sell.

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for losses.
Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan unless the Company believes it will recover the remaining principal balance of the loan. SFAS No. 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected. The adoption of SFAS No. 114 had no material impact on the Company's consolidated financial statements as the Company's existing policies and procedures for measuring loan impairment are consistent with the methods prescribed in this standard.

In accordance with SFAS 114, the table below shows the recorded investment in impaired loans and the related SFAS 114 allowance for losses at March 31, 1995:

                                                           Recorded     Related SFAS 114
                                                      Investment in        Allowance for
                                                     Impaired Loans               Losses
                                                     --------------     ----------------
Impaired loans requiring a SFAS 114 allowance:
  Single Family                                         $   132,000           $   10,000
  Multifamily                                            17,800,000            2,065,000
  Commercial Real Estate                                  3,148,000              290,000
  Other                                                   1,541,000              137,000
                                                        -----------           ----------
                                                        $22,621,000           $2,502,000
                                                        ===========           ==========

Impaired loans not requiring a SFAS 114 allowance:
  Single Family                                         $       ---
  Multifamily                                            10,036,000
  Commercial Real Estate                                  1,600,000
  Other                                                         ---
                                                        -----------
                                                        $11,636,000
                                                        ===========

Total                                                   $34,257,000
                                                        ===========

At March 31, 1995, the recorded investment in impaired loans requiring a SFAS 114 allowance have been reduced by specific chargeoffs to the Company's reserve for possible losses of $2,201,400 and the recorded investment in impaired loans not requiring a SFAS 114 allowance have been written down by specific chargeoffs totaling
$3,614,300.

Total interest income recognized on impaired loans during the first quarter of 1995 was $229,000, all of which was recorded using the cash method. The average recorded investment in impaired loans during the first quarter of 1995 was approximately $38,000,000.

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

- -------------------

The Company is primarily engaged in originating residential real estate secured loans on single family residences and multifamily properties. The Company's loan portfolio also contains loans secured by commercial properties. Currently, the Company's strategy is to emphasize the origination of single family and to limit the origination of multifamily mortgage loans and commercial real estate mortgage loans. Lending activities in Las Vegas are primarily focused on single family and multifamily residential construction projects and permanent mortgage loans on income properties. The Company emphasizes its real estate lending activities in San Francisco, Los Angeles, Las Vegas, and San Diego because of the proximity of its loan offices and the experience of executive management with real estate in these areas. In addition to the Company performing an underwriting analysis on each borrower and obtaining independent property appraisals, an officer of the Company generally visits each property or project prior to the loan closing.

During the first quarter of 1995, the Company continued its focus on single family lending, but the level of loan originations has been reduced as a result of higher interest rates and secondary market conditions have severely limited the amount of loans sold or originated for sale to investors. Total loans of all types originated by the Company in 1994 were $784.5 million, and loan sales were $217.0 million in 1994. For the quarter ended March 31, 1995, the Company originated $107.3 million of loans and loan sales were $10.6 million, as compared to loan originations of $228.6 million and loan sales of $71.6 million for the quarter ended March 31, 1994. The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $828.1 million in loans at March 31, 1995.

The following table presents certain performance ratios and share data information for the Company for the last three years and the first quarter of the current and prior years.

                                                              At or for the quarter                  At or for the Year
                                                                Ended March 31,                       Ended December 31,
                                                              ---------------------        ----------------------------------
                                                               1995           1994          1994          1993           1992
                                                              -----          -----         -----         -----         ------
Performance Ratios:
 Return on average assets*                                     0.32%          0.18%         0.47%         0.97%          1.06%
 Return on average equity*                                     5.11           2.49          6.77         12.65          14.10
 Average equity to average assets                              6.27           7.37          6.94          7.63           7.51
 Leverage ratio                                                6.27           7.36          6.43          7.65           7.58
 Total risk-based capital ratio                               15.78          17.68         16.32         17.62          16.90
 Net interest margin*                                          1.95           2.83          2.47          3.25           3.30
 Non-interest expense to average assets*                       1.14           1.47          1.28          1.33           1.30
 Nonaccruing assets to total assets                            2.02           1.95          2.41          1.55           1.54
 Nonaccruing assets and restructured performing
   loans to total assets                                       3.21           2.72          3.43          2.00           1.81
 Net loan chargeoffs to average loans*                         0.38           0.32          0.58          0.44           0.74
 Reserve for possible losses to total loans                    0.92           1.25          0.96          1.01           1.19
 Reserve for possible losses to nonaccruing loans                57%            89%           44%          109%           133%

Share Data:
 Common shares outstanding                                7,385,818      7,729,468     7,444,703     7,718,791      7,716,086
 Tangible book value per fully-diluted common share          $14.65         $13.67        $14.40        $13.58         $11.94

- -----------------------
*Three months data is annualized

- -------------------

First Thrift's retail deposits and FHLB advances are the Company's principal source of funds with loan principal repayments, sales of loans, and the proceeds from debt and equity financings as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San Diego County, California and in Las Vegas, Nevada.

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $677 million of FHLB advances at March 31, 1995.
Such advances are collateralized by real estate mortgage loans and $576.5 million has been advanced at March 31, 1995.
Membership in the FHLB provides First Thrift with an alternative funding source for its loans.

First Thrift, whose thrift certificates are insured by the FDIC, operates three branches in San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County.
As of March 31, 1995, First Thrift had total assets of $1,692,391,000, tangible shareholder's equity of $125,897,000 and total capital, consisting of tangible shareholder's equity, subordinated capital notes and reserves of $149,791,000. At March 31, 1995, First Thrift's tangible shareholder's equity as a percentage of total assets was 7.44% and its total capital as a percentage of risk adjusted assets was 13.27%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at 7.59%, using Tier 1 capital ( as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

LIQUIDITY
- ---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At March 31, 1995, the investment securities portfolio of $ 131,533,000, plus cash and short term investments of $23,786,000, amounted to $155,319,000, or 8.8% of total assets. At March 31, 1995, substantially all of the Company's investments mature within twelve months or are adjustable rate in nature. At March 31, 1995, the Company owned no investments of a trading nature.

Additional sources of liquidity at March 31, 1995 are provided by borrowings collateralized by investment securities of approximately $80,000,000 and available unused FHLB advances of approximately $100,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
- ------------------------------

Management seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company

- ------------------------------------------

emphasizes the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at March 31, 1995 approximately 63% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, the Company's loans contain interim caps or limitations to the amount that rates may increase, which factor contributes to a further lagging of rates earned on loans. At the end of 1993, the Company maintained a positive 21% one year cumulative gap in anticipation of the possibility of rising interest rates. Throughout 1994, the Company continued to seek opportunities to extend the repricing terms of deposit liabilities, even though the yield curve was very steep, and short term interest rates were well below rates for 18 months or longer.
At March 31, 1995, approximately 96% of the Company's interest-earning assets and 70% of interest-bearing liabilities will reprice within the next year and the Company's one-year cumulative GAP is positive 21.7%. Despite the Company's positive repricing position at December 31, 1994 and March 31, 1995, the Company's net interest margin has decreased in the first quarter of 1995, and is expected to decrease further in the second quarter and possibly third quarter of 1995 if interest rates increase. Important factors include the lagging nature of COFI, mortgage loan repricings being subject to interim limitations on asset repricings, some restructured loans are earning fixed or subsidized rates, the Company's strategy to increase its home loans which carry lower margins, and marginal liability costs presently exceeding the yield which can be earned initially on new home loans.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at March 31, 1995. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. See "-Results of Operations" for a discussion of the reduction in the Company's net interest spread for the quarter ended March 31, 1995. A portion of the Company's adjustable loans carry minimum interest rates, or floors, which became the effective loan yield as rates declined throughout 1992 and 1993, and most such loans have not yet repriced upwards in 1995. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at March 31, 1995:

- ------------------------------------------

                                                            FIRST REPUBLIC BANCORP
                                                    ASSET & LIABILITY REPRICING SENSITIVITY
                                                                March 31, 1995
                                                                    (000's)


                                       3 Months      3 to        6 to         1 to      2 to        Over       Non Interest
ASSETS:                   Immediate    or Less     6 Months   12 Months     2 Years    5 Years     5 Years     Sensitive      TOTAL
                          ---------    --------    --------   ---------     ------     -------     ------      --------    --------
Loans (1)                         0     757,811     576,805     152,013     16,418     29,589      26,893            0     1,559.529

Securities                        0     126,698      11,092      22,655          0          0          15            0       160,460

Cash & short-term
 investments                 13,588      10,198           0           0          0          0           0            0        23,786

Non-interest bearing
 assets, net                      0           0           0           0          0          0           0       19,925        19,925
                             ------     -------     -------     -------     ------     ------      ------       ------     ---------
 TOTAL                       13,588     894,707     587,897     174,668     16,418     29,589      26,908       19,925     1,763,700



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

Passbooks & MMA's  (2)            0     111,966      10,672       6,593      3,046          0           0            0       132,277

Investment Certificates:
 100K or greater                  0       7,251       6,413      17,128     13,359      3,116           0            0        47,267
 < 100K                           0     160,501     175,466     255,248    175,766     51,239       1,603            0       819,823

FHLB advances - long term         0     165,000     284,170      62,360          0     25,000      40,000            0       576,530

ESOP debt                       488           0           0           0          0          0           0            0           488

Other short-term debt             0           0           0           0          0          0           0            0             0

Other liabilities                 0           0           0           0          0          0           0       14,838        14,838

Subord debt                       0           0           0           0          0      1,266      62,907            0        64,173

Equity                            0           0           0           0          0          0           0      108,304       108,304
                              -----     -------     -------     -------    -------     ------     -------      -------     ---------
 TOTAL                          488     444,718     476,721     341,329    192,171     80,621     104,510      123,142     1,763,700



Repricing Assets
 over (under) liab           13,100     449,989     111,176    (166,661)  (175,753)   (51,032)    (77,602)    (103,217)            0

Effect of swaps                   0      45,000     (20,000)          0          0          0     (25,000)           0             0
                             ------     -------     -------    --------   --------    -------     -------     --------      --------
Hedged gap                   13,100     404,989     131,176    (166,661)  (175,753)   (51,032)    (52,602)    (103,217)            0
                             ======     =======     =======    ========   ========    =======     =======     ========      ========
Gap as % of
 Total assets                 0.74%      22.96%       7.44%      -9.45%     -9.97%     -2.89%      -2.98%       -5.85%         0.00%
                             ======     =======     =======    ========   ========    =======     =======     ========      ========
Cumulative gap               13,100     418,089     549,265     382,264    206,851    155,819     103,217            0             0
                             ======     =======     =======    ========   ========    =======     =======     ========      ========
Cumulative gap                0.74%      23.71%      31.14%      21.69%     11.73%      8.83%       5.85%        0.00%         0.00%
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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,310,000,000 which terminate in periods ranging from April 1995 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 13% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements.
At March 31, 1995, First Thrift also owned certain shorter-term interest rate cap contracts purchased in 1994 as protection against
further increases in interest rates during 1995 and 1996.   Monthly
repricing caps in the notional principal amount of $150,000,000 carry a strike rate which increases from 6.75% to 8.92% over the period from April 1995 to maturity in July 1996 and $50,000,000 of interest rate caps carry a strike rate of 8% until maturity in December 1996. The cost of interest rate cap transactions is amortized over their lives and totalled $430,000 and $240,000 for the quarter ended March 31, 1995 and 1994, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At March 31, 1995, the Company had entered into interest rate swaps with the FHLB for $45,000,000 and with an investment banking firm for $20,000,000 to convert the fixed rate on certain long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of over 10 years at March 31, 1995, has reduced the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

Since 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. Until 1994, the average cost of FHLB advances was lower than the total costs of deposits, in part because market rates of interest were declining and because such advances require no deposit insurance

- ------------------------------------------

premiums. Also, operational overhead costs are less for FHLB advances than those associated with deposits. Throughout 1994, and continuing through March 31, 1995, the cost of FHLB advances increased more rapidly than the cost of the Company's deposits, due to rapidly rising short term interest rates. The Company's advances have interest rates which generally adjust semiannually and to a lesser extent annually, with repricing points spread throughout the year. There are no limitations or interim caps on the amount that the interest rate on FHLB advances may increase. Thus, at each repricing point, the cost of an FHLB advance fully reflects market rates. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At March 31, 1995, total FHLB advances outstanding were $576,530,000. Of this amount, $503,330,000 had an original maturity of 10 years or more and $40,000,000 had an original maturity of five years. Also, $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives.

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of thrift balances which may be raised to twenty times its shareholder's equity. At March 31, 1995, based on the amount of thrift certificates outstanding, First Thrift was required to maintain shareholder's equity of approximately $47,900,000, compared with actual shareholder's equity of $125,897,000.

CAPITAL RESOURCES
- -----------------

The Company continues to maintain a strong capital base. At March 31, 1995 the Company's total capital, including total stockholders' equity, debentures and reserves was $186,845,000. Total stockholders' equity at March 31, 1995 has increased by $1,018,000 since December 31, 1994. This increase is primarily the result of net income of $1,384,000, offset in part by the purchase of 68,203 treasury shares at a cost of $711,000. The Company's unrealized loss on securities available for sale was reduced by $110,000 based on an increase in the market value of those assets.

First Republic is not a bank holding company and unlike First Thrift, is not directly regulated or supervised by the FDIC, the Federal Reserve Board, or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at March 31, 1995 its leverage ratio would have been 6.27% and, its total risk based capital ratio would have been 15.78%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital and are not limited to 50% of Tier 1 capital.

During the first quarter of 1995, the Company acquired 68,203 of treasury shares which completed the repurchase of 406,000 shares of common stock which had previously been approved for repurchase by the Board of Directors. In March 1995, the Company's Board of Directors authorized for repurchase from time to time up to an additional 250,000 shares of common stock. Repurchases of an aggregrate total of 111,003 shares of common stock in 1995 brought total treasury shares repurchased to 463,400 at April 30, 1995.

During the first quarter of 1995, First Republic received from First Thrift dividends of $400,000 representing approximately 24% of First Thrift's earnings plus interest payments of $263,000. Also, First Republic received in May 1995 dividends of $50,000 from First Republic Savings Bank, representing

- ------------------------------------------

14% of that subsidiary's earnings for the first quarter of 1995. The ability of First Republic to receive future dividends and other payments from the Thrifts depends upon the operating results and capital levels of the Thrifts, restrictions upon such payments imposed by creditors of the Thrifts, FDIC regulations and other governmental regulations governing the Thrifts.


RESULTS OF OPERATIONS - Quarter Ended March 31, 1995 Compared to
- ---------------------   ----------------------------------------
                        Quarter Ended March 31, 1994
                        ----------------------------

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

During the first quarter of 1995, First Republic's total assets grew to $1,763,700,000 at March 31, 1995 from $1,707,319,000 at
December 31, 1994, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the first quarter of 1995 were $107,269,000, compared to loan originations for the fourth quarter of 1994 of $160,722,000 and for the first quarter of 1994 of $228,600,000. The level of loan originations for the first quarter of 1995 reflects lower levels of single family and non-single family originations, as compared to the prior quarter. Single family loan volume was at a higher level for most of 1994 including the first quarter of 1994. Single family loans originated in the first quarter of 1995 were $71,900,000 compared to $196,800,000 in the first quarter of 1994 and $599,100,000 for all of 1994.

Mortgage banking activity resulted in the sale of $10,556,000 of single family loans to secondary market investors during the first quarter of 1995, compared with $71,560,000 in the first quarter of 1994. The Company's portfolio of real estate loans serviced for secondary market investors decreased to $828,067,000 at March 31, 1995 from $843,144,000 at December 31, 1994, as prepayments of existing loans serviced exceeded loan sales. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

Net income of $1,384,000 for the first quarter in 1995 increased $724,000 from net income of $660,000 in the same quarter of 1994. Fully diluted earnings per share (EPS) were $0.18 for the first quarter of 1995, compared to $0.08 for the similar period in 1994. This comparison is not as favorable as it may seem because the 1994 first quarter was reduced by a $4,000,000 special bad debt charge, or $0.24 per share, for the January 1994 Northridge earthquake. First Republic's operating results for the first quarter ended March 31, 1995 were reduced by (i) the provision of additional loan loss reserves primarily related to assets affected in the Northridge earthquake, (ii) the continuing higher level of non-earning assets due to the earthquake, and (iii) reduced margins resulting from the rapid interest rate increase during 1994 and continuing through March 31, 1995.

Total interest income increased to $31,956,000 for the first quarter of 1995 from $24,933,000 for the

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

first quarter of 1994. Interest income on real estate and other loans increased to $28,898,000 for the first quarter of 1995, compared to $23,359,000 in 1994. The average yield on loans increased to 7.60% in the first quarter of 1995, from 7.43% for the fourth quarter of 1994, compared to 7.28% for the same quarter of 1994. Originations of new adjustable rate loans in the last six months of 1994 and the first three months of 1995 were generally at initial interest rates which are below market interest rates and adjustable based on the 11th District COFI index. Many of the Company's newest ARM loans are scheduled to reprice on a monthly basis after an initial one-to-three month period. The Company's yield on loans is affected by market rates, the level of the COFI index, the effect of an increased percentage of single family loans earning relatively low initial rates of interest and the level of nonaccrual loans. The Company's net loans receivable outstanding increased from $1,498,663,000 at December 31, 1994 to $1,559,529,000 at March 31, 1995. As a percentage of the Company's permanent loan portfolio, single family loans increased to 57% at March 31, 1995 from 48% at March 31, 1994.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a higher average rate. Such interest income was $3,058,000 in the first quarter of 1995 compared to $1,574,000 in 1994. The average investment position was $187,960,000 during the first quarter of 1995 and earned 6.71% compared to an average position of $136,651,000 earning 4.55% during the first quarter of 1994. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the first quarter has increased to $23,740,000 in 1995 from $14,883,000 in 1994. Total interest expense consists of two components - interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and investment certificates), increased to $13,369,000 in the first quarter of 1995 from $8,792,000 in the first quarter of 1994. The average rate paid on deposits was 5.50% for the first quarter of 1995, compared to 5.12% for the fourth quarter of 1994 and 4.51% for the first quarter of 1994. Interest expense on other borrowings increased to $10,371,000 in the first quarter of 1995 from $6,091,000 in the first quarter of 1994, as a result of a higher average rate paid on a higher average level of FHLB advances. The average rate paid on non-deposit interest-bearing liabilities increased to 6.55% for 1995's first quarter from 6.00% for 1994's fourth quarter and 4.51% for 1994's first quarter.

The Company's net interest income was $8,216,000 for the first quarter of 1995, compared to $10,050,000 for the first quarter of 1994, as a result of earning a lower spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 1.95% for the first quarter of 1995, compared to 2.83% for the same period of 1994. The decrease in net interest income and net interest margin resulted from the reduced yields on new single family adjustable rate loans, the level of nonearning loans and a continued emphasis on gathering deposits with maturities of one year or more in the face of increasing interest rates. The Company's net interest margin has been adversely impacted as a result of the lagging nature of the 11th District Cost of Funds Index ("COFI"). Since the beginning of 1994, short-term market rates of interest have increased 275 basis points (2.75%), while COFI initially decreased in 1994, although recent increases

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

have brought up the index 110 basis points (1.1%). In addition to the COFI lag impact on net interest margin, the difference between average COFI and the marginal cost of deposits has been extremely wide. As COFI increases to a level more consistent with market rates, the Company's net interest margin will be less adversely impacted.
Also, in the period of low interest rates prior to 1994, the Company earned a premium rate of interest on some of its mortgage loans because the interest rate was at a floor, or minimum rate, which was above market. As rates rise, these loans do not adjust upwards immediately, but do increase once the floor is no longer in effect. In 1994 and continuing into 1995, the Company's FHLB advances have repriced upward more rapidly than the Company's yield on loans.

Non-interest income for the first quarter of 1995 decreased to $922,000 from $1,510,000 in the first quarter of 1994, due to a lower net gain on sale of loans offset by higher net service fee revenue and increased other income. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and purchased mortgage servicing rights, was $712,000 for the first quarter of 1995 compared to $428,000 for the same period of 1994, primarily as a result of lower amortization on the Company's purchased mortgage servicing rights which were fully amortized prior to September 30, 1994. The average balance of the servicing portfolio decreased to $832,286,000 for the first quarter of 1995 compared to $849,652,000 for all of 1994.

Total loans serviced were $828,067,000 at March 31, 1995 and $843,144,000 at December 31, 1994. The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees ranging from 0.125% to 1.25% of the outstanding loan balance which averaged approximately 0.39% for the first quarter of 1995 compared to 0.36% for all of 1994.

For the first quarter, loan and related fee income decreased to $189,000 in 1995 from $493,000 in 1994 primarily due to the lower volume of loan originations. This income category includes documentation and processing fees which vary with loan volume and market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity.

The Company sells whole loans and loan participations in the secondary market under several specific programs. Loan sales were $10,556,000 for the first quarter of 1995 and $71,560,000 for the first quarter of 1994. During the period of relatively low interest rates and the popularity of fixed rate loan refinancings, which occurred until about April 1994, the focus of the Company's mortgage banking activities was to enter into formal commitments and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has historically identified, from time-to-time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio.

The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains will fluctuate. The Company computes a gain or loss on sale at the time of sale by comparing sales price with carrying value and by calculating a capitalized premium,

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

if any. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. The sale of loans resulted in net gains of $2,000 for the first quarter of 1995, compared to net gains of $574,000 for the same period of 1994. As a result of the increases in mortgage interest rates since the second quarter of 1994, the Company's originations have been primarily adjustable rate mortgages for the Company's balance sheet. Additionally, the mix of such lending reflected reduced refinance activity by borrowers and increased home loan purchase activity in the Company's markets.
Subject to a change in market conditions and other factors, the Company expects a continued low in the future level of loan sales, resulting in minimal gains on the sale of loans.

Non-interest expense totalled $5,338,000 for the first quarter of 1995, compared to $5,414,000 for the same period in 1994. The Company's non-interest expense for the first quarter of 1995 included $413,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties compared to $113,000 in the first quarter of 1994.

Since mid-1994, the Company has implemented a number of cost control measures resulting in a decrease in the dollar amount of costs to manage a larger balance sheet and expanded operations for the first quarter of 1995 compared to the first quarter of
1994.   As a percentage of total assets, recurring general and
administrative expenses, excluding REO related costs, declined to 1.14% for the first quarter of 1995, compared to 1.24% for the fourth quarter of 1994, and 1.28% for all of 1994.
The decline in this ratio in 1995 results from asset growth and successful cost control measures begun during the second quarter of 1994.

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

The following table presents for the first quarter of 1995 and 1994, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest not accrued is excluded. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35% for 1994 and for 1995.

                                                                                  Quarter Ended March 31,
                                                        ------------------------------------------------------------------------
                                                                         1995                                  1994
                                                        --------------------------------        --------------------------------
                                                        Average                  Yields/        Average                  Yields/
                                                        Balance        Interest   Rates         Balance      Interest     Rates
                                                        -------        --------  -------        -------      --------    -------
                                                                                      (In thousands)

Assets:
Interest-bearing deposits with other institutions     $       198     $      3    6.06%       $      442     $      5      4.52%
Short-term investments                                     27,720          429    6.19            30,718          252      3.28
Investment securities                                     160,042        2,720    6.80           107,491        1,320      4.91
Loans                                                   1,520,872       28,898    7.60         1,283,636       23,359      7.28
                                                        ---------       ------    ----         ---------       ------      ----

 Total earning assets                                   1,708,832       32,050    7.50         1,422,287       24,936      7.01
                                                                        ------                                 ------

Non interest-earning assets                                18,766                                 15,556
                                                        ---------                              ---------

 Total average assets                                  $1,727,598                             $1,437,843
                                                        =========                              =========

Liabilities and Stockholders' Equity:
Passbooks & MMA's                                      $  135,587      $ 1,633    4.82%       $  116,169     $    838      2.89%
Investment certificates                                   836,966       11,736    5.61           663,390        7,954      4.80
                                                        ---------       ------                 ---------      -------

 Total thrift certificates                                972,553       13,369    5.50           779,559        8,792      4.51

Other borrowings                                          568,928        8,928    6.28           478,831        4,706      3.93
Subordinated debentures                                    64,176        1,443    8.99            61,710        1,385      8.98
                                                        ---------       ------                 ---------       ------

 Total interest-bearing liabilities                     1,605,657       23,740    5.91         1,320,100       14,883      4.51
                                                                        ------                                 ------

Non interest-bearing liabilities                           13,575                                 11,736
Stockholders' equity                                      108,366                                106,007
                                                        ---------                              ---------

 Total average liabilities and stockholders' equity    $1,727,598                             $1,437,843
                                                        =========                              =========
Net interest spread                                                               1.59%                                    2.50%
Net interest income and net interest margin                           $  8,310    1.95%                       $10,053      2.83%
                                                                       =======                                 ======

The Company's balance sheet at March 31, 1995 is generally comparable to that at December 31, 1994. Total assets have increased $56,381,000 to $1,763,700,000. Loans held for sale decreased $2,190,000 and other loans in the Company's portfolio increased $63,056,000, including an increase of $45,550,000 in single family mortgages. Funds were raised primarily by higher deposits of $50,534,000. The Company's reserve for possible losses was $14,368,000 at March 31, 1995, and there were eight foreclosed real estate properties resulting in other real estate owned with a value of $10,385,000.

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

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

                                         March 31,              December31,
                                                        -----------------------------
                                          1995             1994             1993
                                       ------------     -----------      ------------

Loans:
Single family (1-4 units)              $863,447,000     $820,078,000     $577,276,000
Multifamily (5+ units)                  365,929,000      367,750,000      387,757,000
Commercial real estate                  265,660,000      250,369,000      229,914,000
Multifamily construction                 14,497,000        9,408,000        5,707,000
Single family construction               12,214,000       14,227,000       14,512,000
Home equity credit lines                 29,271,000       28,137,000       31,213,000
                                      -------------    -------------    -------------

 Real estate mortgages subtotal       1,551,018,000    1,489,969,000    1,246,379,000

Commercial business and other             8,511,000        8,694,000        9,679,000
                                      -------------    -------------    -------------

 Total loans                          1,559,529,000    1,498,663,000    1,256,058,000

Unearned fee income                      (6,016,000)      (6,816,000)      (9,406,000)
Reserve for possible losses             (14,368,000)     (14,355,000)     (12,657,000)
                                      -------------    -------------    -------------

 Loans, net                          $1,539,145,000   $1,477,492,000   $1,233,995,000
                                      =============    =============    =============

The following table presents an analysis of the Company's loan portfolio at March 31, 1995 by property type and geographic location:

                           San Francisco Los Angeles San Diego  Other CA  Las Vegas                       Percent
$ in thousands                 Bay Area   County     County     Areas     Nevada     Other     Total      By Type
                           ------------- ----------- ---------  --------  ---------  -------   ---------   -------

Property Type:
Single family (1-4 units)(1)    $596,583   $204,872   $12,273   $57,278   $  9,639   $12,073   $  892,718   57.2%
Multifamily (5+ units)           150,900     85,518       449    22,661    106,400       ---      365,928   23.5%
Commercial real estate           190,153     32,302     1,085     9,518     28,938     3,664      265,660   17.0%
Construction loans                   ---        ---       ---       ---     26,712       ---       26,712    1.7%
Commercial business and other        348      4,312     2,195     1,320        187       149        8,511    0.6%
                                 -------    -------    ------    ------    -------    ------    ---------  -----
 Total                          $937,984   $327,004   $16,002   $90,777   $171,876   $15,886   $1,559,529  100.0%
                                 =======    =======    ======    ======    =======    ======    =========  =====

Percent by location                60.2%      21.0%      1.0%      5.8%      11.0%      1.0%       100.0%

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

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans over 90 days past due at the dates indicated.

NONACCRUING ASSETS AND OTHER LOANS

                                                                 March 31,           December 31,
                                                                               --------------------------
                                                                    1995          1994            1993
                                                                 ----------    -----------    -----------
Nonaccruing Loans
 Single family                                                  $   132,000    $       ---    $       ---
 Multifamily                                                     19,894,000     29,049,000      6,740,000
 Commercial real estate                                           3,577,000      3,400,000      4,862,000
 Other                                                            1,617,000        174,000         16,000
                                                                 ----------     ----------     ----------
   Nonaccruing loans                                             25,220,000     32,623,000     11,618,000
Real estate owned ("REO")                                        10,385,000      8,500,000      9,961,000
Nonaccruing investments                                                 ---        ---            361,000
                                                                 ----------     ----------     ----------

   Total nonaccruing assets                                      35,605,000     41,123,000     21,940,000
Restructured performing loans                                    20,950,000     17,489,000      6,342,000
                                                                 ----------     ----------     ----------

   Total nonaccruing assets and restructured performing loans   $56,555,000    $58,612,000    $28,282,000
                                                                 ==========     ==========     ==========

Accruing single family loans more than 90 days past due         $ 1,782,000    $ 2,587,000    $ 1,390,000

Percent of Total Assets:
 Nonaccruing assets                                                   2.02%          2.41%          1.55%
 Nonaccruing assets and restructured performing loans                 3.21%          3.43%          2.00%
Ratio of reserve for possible losses to nonaccruing loans               57%            44%           109%

On January 17, 1994, the Northridge earthquake struck the Los Angeles area, causing significant damage to the freeway system and real estate throughout the area. The Company's loans secured by low to moderate income multifamily properties were primarily affected by this event, either by direct property damage, loss of tenants, or economic difficulties resulting form lower rental revenues. The 37+ unit multifamily loan portfolio in Los Angeles County, which was mostly affected by the earthquake, represented less than 4% of the Company's total assets at March 31, 1995. First Republic promptly identified and began working with those borrowers to assist them, including applying for disaster relief funds and modifying the terms of loans. Such loan modifications generally have deferred the timing of payments, reduced the rate of interest collected or, in some cases, the Company lowered the principal balance or foreclosed on the property. The Company has experienced increased loan delinquencies and additional loan loss provisions as a result of this natural disaster.

At March 31, 1995, the dollar amount of the Company's nonaccruing assets was $35,604,000 compared to $41,123,000 at December 31, 1994 and $48,845,000 at September 30, 1994. At March 31, 1995,
almost 70% of nonaccruing assets, or approximately $24,545,000 of loans and REO, were adversely impacted by the earthquake.
At March 31, 1995, restructured performing loans totalled $20,950,000, 79% of which were restructured as a result of the earthquake. Nonaccruing assets and restructured loans at March 31, 1995 have been reduced by chargeoffs of $915,000 during the first quarter of 1995 and $6,008,000 prior to 1995. At
March 31, 1995, the Company's nonaccrual loans included
$10,712,000 of loans which had been restructured by the forgiveness of interest or the capitalization of interest equivalent to more than four months. Additionally, there were $4,084,000 of modified loans placed on nonaccrual at March 31, 1995 because the borrowers have been unable to perform under the terms of forbearance agreements. As a result of the terms of these restructurings, although the Company has received or expects to receive monthly payments on some of these loans, such loans will generally continue to be reported as nonaccrual loans until at least six payments have been received.

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

During the first quarter of 1995, the Company received payments on loans included in the nonaccrual category, which resulted in the recognition of approximately $164,000 of interest income.

As of March 31, 1995, the Company has granted forbearance as to principal and interest payments, generally amounting to two to four months of payments, on $12,955,000 of earthquake affected loans. These loans will be placed on nonaccrual status if the borrowers become unable to perform under the terms of these forbearance agreements. If losses result from the inability of borrowers to comply with these agreements, such losses of principal or forbearance interest will be charged to the Company's reserves.

In addition to forebearance agreements, the Company has modified the terms of $29,592,000 of primarily multifamily loans as a result of this natural disaster. Under these modifications, the Company has agreed to capitalize interest payments, extend loan maturity, reduce the contractual interest rate or waive amounts due. If the terms of the loans, after such modifications, are below those generally available in the current market or if any principal or contractually due interest is forgiven, then such loan modifications are classified as restructured loans. As of March 31, 1995, $16,577,000 of these modified loans are reported as restructured performing loans. In the event that the Company's borrowers are unable to meet their obligations under modified or restructured loans and a loss is incurred, the Company will charge its reserve. Additional forbearance agreements or loan modifications, including loan restructurings, are expected to be entered into with the Company's borrowers in the second quarter of 1995 and, possibly, future quarters.

During the first quarter of 1995, five loans totalling $6,973,000 were transferred to REO and two REO properties with a book value totalling $4,040,000 were sold. At March 31, 1995, the Company held as REO properties six apartment buildings, one parcel of
land and one single family residential property.   The Company's
policy is to attempt to resolve problem assets quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as rapidly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition.

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

The Company's reserve for possible losses is maintained at a level estimated by management to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions as determined by management, past loss experience, the results of the Company's ongoing loan grading

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

process, the amount of past due and nonperforming loans, observations of auditors, legal requirements, recommendations or requirements of regulatory authorities, prevailing economic conditions and other factors.
These factors are essentially judgmental and may not be reduced to a mathematical formula.

Since inception through March 31, 1995, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. As of March 31, 1995, the Company has not experienced any losses on its portfolio of real estate secured loans, including construction loans, located in the Las Vegas market. Collectively, these two categories represented 68% of the Company's total loans at March 31, 1995.

As a percentage of nonaccruing loans, the reserve for possible losses was 44% at December 31, 1994 and 57% at March 31, 1995. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels.

The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due loans, in assessing the adequacy of its total reserves. In addition, the Company has instituted procedures for reviewing and grading of all the larger income property loans in its portfolio on at least an annual basis. Based upon that continuing review and grading process, among other factors, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management currently anticipates that it will continue to provide additional reserves so long as, in its judgement, any additional adverse effects of the Northridge earthquake on its assets arise. Although the amount of loans that were adversely affected by the earthquake and remain unresolved at March 31, 1995 has been reduced, there is no assurance that the ultimate resolution of the remaining loans can be concluded without additional reserves in 1995.

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1995 Compared to Quarter
- -----------------------  ------------------------------------------------
                         Ended March 31, 1994
                         --------------------

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                      Quarter Ended               Year Ended
                                                         March 31,               December 31,
                                                                         -----------------------------
                                                            1995            1994             1993
                                                      -------------      ------------     ------------

Reserve for Possible Losses:
Balance beginning of period                           $   14,355,000   $   12,657,000   $   12,686,000

Provision charged to expense                               1,465,000        9,720,000        4,806,000
Reserve from purchased loans                                     ---           34,000          200,000
Reserve of First Republic Savings Bank at acquisition            ---              ---           24,000

Chargeoffs on originated loans:
 Single family                                               (10,000)        (210,000)        (209,000)
 Multifamily                                              (1,255,000)      (7,177,000)      (3,367,000)
 Commercial real estate                                     (180,000)        (695,000)      (1,547,000)
 Commercial business and other loans                          (8,000)         (79,000)         (76,000)

Recoveries on originated loans:
 Single family                                                   ---           11,000              ---
 Multifamily                                                     ---          119,000              ---
 Commercial real estate                                          ---              ---           92,000
 Commercial business and other loans                             ---           15,000           43,000

Acquired loans:
 Chargeoffs                                                      ---          (47,000)             ---
 Recoveries                                                    1,000            7,000            5,000
                                                       -------------    -------------    -------------
Total chargeoffs, net of recoveries                       (1,452,000)      (8,056,000)      (5,059,000)
                                                       -------------    -------------    -------------
Balance end of period                                 $   14,368,000   $   14,355,000   $   12,657,000
                                                       =============    =============    =============
Average loans for the period                          $1,520,872,000   $1,379,640,000   $1,154,680,000
Total loans at period end                              1,559,529,000    1,498,663,000    1,233,995,000

Ratios of reserve for possible losses to:
 Total loans                                                   0.92%             0.96%           1.01%
 Nonaccruing loans                                               57%               44%            109%
 Nonaccruing assets and restructured performing loans            25%               24%             45%
 Net chargeoffs to average loans                               0.38%*            0.58%           0.44%

- ---------------------
*Annualized

PART II - OTHER INFORMATION




Item 1.    Legal Proceedings
           -----------------
           Not Applicable

Item 2.    Changes in Securities
           ---------------------
           Not Applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           The Company's annual meeting of stockholders was held on May 4, 1995. At the annual meeting, the stockholders aproved the following actions:

           (i) Ms. Katherine August-deWilde, Mr. L. Martin Gibss and Mr. John
           F. Mangan were elected as directors of the Company with terms expiring in 1998. For each of the three numinees, the vote was approximately 6,295,000 shares for, no shares against and approx-imately 16,000 shares withheld. The remaining directors of the Company and the years in which their respective terms expire are as follows: Mr. Richard Cox-Johnson - 1996; Mr. Kenneth W. Dougherty - 1996; Mr. Frank J. Fahrenkopf, Jr. - 1996; Mr. James H. Herbert, II - 1997; Mr. James F. Joy - 1997; Mr. Barrant Merrill - 1997; Mr. Roger O. Walther - 1997.

           (ii) A proposal to approve the grant of performance based contingent stock options for an aggregate of 350,000 shares of the Company's Common Stock to the Company's Management was approved. The vote was: 6,009,224 shares for; 275,608 shares against; 26,093 shares abstain.

           (iii) The selection of the firm of KPMG Peat Marwick as independent auditors to examine the financial statements of the Company for the 1995 fiscal year was ratified. The vote was: 6,289,438 shares for; 15,633 shares against; 5,854 shares abstain.

Item 5.    Other Information
           -----------------
           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           A.   Exhibit 11 Statement of Computation of Earnings
                Per Share.

           B. On April 21, 1995, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release to the business community of its earnings for the quarter ended March 31, 1995.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        FIRST REPUBLIC BANCORP INC.



Date:  May 12, 1995                  /s/JAMES H. HERBERT, II
                                     ------------------------------
                                        JAMES H. HERBERT, II
                                        President and Chief Executive Officer





Date:  May 12, 1995                  /s/WILLIS H. NEWTON, JR.
                                     ------------------------------
                                        WILLIS H. NEWTON, JR.
                                        Sr. Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)