Form 10-Q
period 1995-06-30
FIRST REPUBLIC BANCORP INC
filed 1995-07-31
CIK 770975

FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended                                             Commission
June 30, 1995                                              File No. 0-15882
- ---------------                                            ----------------

                        FIRST REPUBLIC BANCORP INC.
                        ---------------------------
                        (Exact name of registrant as
                         specified in its charter)


   Delaware                                                   94-2964497
- ----------------                                             -------------
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

Common Stock , par value $.01 per share, of First Republic Bancorp Inc. outstanding at July 21, 1995, 7,344,456 shares.

                        First Republic Bancorp Inc.
                                 Form 10-Q

                              June 30, 1995

                                   Index

                                                                       PAGE
                                                                      -----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

              Consolidated Balance Sheet -
              June 30, 1995 and December 31, 1994                            3

              Consolidated Statement of Income -  Six Months
              and Quarter Ended June 30, 1995 and 1994                       5

              Consolidated Statement of Cash Flows -
              Six Months ended June 30, 1995 and 1994                        6

              Notes to Consolidated Financial
              Statements                                                     7

  Item 2 - Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                                      7

PART II - OTHER INFORMATION                                                 27

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



  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                       June 30,          December 31,
                                                                          1995               1994
                                                                     -----------         ------------
                                                                     (Unaudited)

ASSETS
  Cash                                                              $ 11,984,000         $ 16,920,000
  Federal funds sold and short term investments                       12,000,000           15,500,000
  Interest bearing deposits at other financial institutions              198,000              198,000
  Investment securities (net)                                        137,577,000          129,628,000
  Federal Home Loan Bank Stock, at cost                               29,577,000           28,527,000
                                                                     -----------          -----------
                                                                     191,336,000          190,773,000

Loans
  Single family (1-4 unit) mortgages                                 897,326,000          815,010,000
  Multifamily (5+ units) mortgages                                   362,632,000          367,750,000
  Commercial real estate mortgages                                   279,638,000          250,369,000
  Commercial business loans                                            4,740,000            5,621,000
  Multifamily construction                                             5,937,000            9,408,000
  Single family construction                                          11,642,000           14,227,000
  Equity lines of credit                                              26,368,000           28,137,000
  Leases, contracts and other                                          1,229,000              975,000
  Loans held for sale                                                 14,394,000            7,166,000
                                                                   -------------        -------------
                                                                   1,603,906,000        1,498,663,000

Less
  Unearned loan fee income                                            (6,402,000)          (6,816,000)
  Reserve for possible losses                                        (16,944,000)         (14,355,000)
                                                                   -------------        -------------
   Net loans                                                       1,580,560,000        1,477,492,000

  Accrued interest receivable                                         11,176,000           10,172,000
  Purchased servicing and premium on sale of loans                       645,000              793,000
  Prepaid expenses and other assets                                   16,235,000           15,489,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                                     4,323,000            4,100,000
  Real estate owned (REO)                                             12,870,000            8,500,000
                                                                  --------------       --------------

                                                                  $1,817,145,000       $1,707,319,000
                                                                  ==============       ==============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                     June 30,              December 31,
                                                                       1995                    1994
                                                                 ---------------          -------------
                                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Thrift certificates
  Passbook and MMA accounts                                       $  144,299,000          $ 138,726,000
  Investment certificates                                            907,192,000            810,107,000
                                                                   -------------            -----------
   Total thrift certificates                                       1,051,491,000            948,833,000

  Interest payable                                                    14,141,000             12,332,000
  Other liabilities                                                    4,081,000              3,511,000
  Federal Home Loan Bank advances                                    566,530,000            570,530,000
  Other borrowings                                                    11,455,000                650,000
                                                                   -------------          -------------
   Total senior liabilities                                        1,647,698,000          1,535,856,000

  Senior subordinated debentures                                       9,974,000              9,978,000
  Subordinated debentures                                             19,649,000             19,699,000
  Convertible subordinated debentures                                 34,500,000             34,500,000
                                                                   -------------          -------------
   Total liabilities                                               1,711,821,000          1,600,033,000
                                                                   -------------          -------------

Stockholders' equity
  Common stock                                                            78,000                 78,000
  Capital in excess of par value                                      74,832,000             74,745,000
  Retained earnings                                                   37,682,000             39,438,000
  Deferred compensation -- ESOP                                         (325,000)              (650,000)
  Treasury shares, at cost                                            (5,513,000)            (4,315,000)
  Unrealized loss-available for sale securities                       (1,430,000)            (2,010,000)
                                                                     -----------            -----------
   Total stockholders' equity                                        105,324,000            107,286,000
                                                                     -----------            -----------

                                                                  $1,817,145,000         $1,707,319,000
                                                                  ==============         ==============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)

                                                                    QUARTER ENDED                          SIX MONTHS ENDED
                                                                       June 30,                                June 30,
                                                             ------------------------------         ------------------------------
                                                                 1995               1994               1995               1994
                                                             -----------        -----------         -----------        -----------
Interest income:
  Interest on real estate and other loans                    $31,423,000        $24,308,000         $60,321,000        $47,667,000
  Interest on investments                                      2,837,000          1,860,000           5,895,000          3,434,000
                                                              ----------         ----------          ----------         ----------
   Total interest income                                      34,260,000         26,168,000          66,216,000         51,101,000

Interest expense:
  Interest on thrift accounts                                 15,259,000          9,648,000          28,628,000         18,440,000
  Interest on notes, debentures and other borrowings          11,351,000          6,870,000          21,722,000         12,961,000
                                                              ----------         ----------          ----------         ----------
   Total interest expense                                     26,610,000         16,518,000          50,350,000         31,401,000

Net interest income                                            7,650,000          9,650,000          15,866,000         19,700,000
Provision for losses                                           8,750,000            675,000          10,215,000          5,680,000
                                                              ----------          ---------          ----------         ----------
Net interest income (expense) after provision for losses      (1,100,000)         8,975,000           5,651,000         14,020,000

Non-interest income:
  Servicing fees, net                                            669,000            562,000           1,381,000            990,000
  Loan and related fees                                          356,000            345,000             545,000            838,000
  Gain (loss) on sale of loans                                   (47,000)          (448,000)            (45,000)           126,000
  Recovery on investment securities                              141,000                  0             141,000                  0
  Other income                                                    14,000            228,000              33,000            243,000
                                                               ---------            -------           ---------          ---------
   Total non-interest income                                   1,133,000            687,000           2,055,000          2,197,000

Non-interest expense:
  Salaries and related benefits                                1,569,000          1,717,000           3,596,000          3,646,000
  Occupancy                                                      665,000            607,000           1,324,000          1,216,000
  Advertising                                                    443,000            425,000             783,000          1,005,000
  Professional fees                                              151,000            137,000             253,000            276,000
  FDIC insurance premiums                                        530,000            428,000           1,060,000            856,000
  REO costs and losses                                           595,000            434,000           1,008,000            547,000
  Other general and administrative                             1,439,000          1,517,000           2,706,000          3,133,000
                                                               ---------          ---------          ----------         ----------
   Total non-interest expense                                  5,392,000          5,265,000          10,730,000         10,679,000

Income (loss) before income taxes                             (5,359,000)         4,397,000          (3,024,000)         5,538,000
Provision for (benefit from) income taxes                     (2,219,000)         1,868,000          (1,268,000)         2,349,000
                                                              ----------          ---------          ----------          ---------
Net income (loss)                                            $(3,140,000)        $2,529,000         $(1,756,000)        $3,189,000
                                                              ==========          =========          ==========          =========

Net income adjusted for effect of convertible
  issue, used for fully diluted EPS in 1994                  $        --         $2,928,000         $        --         $3,987,000
                                                              ==========          =========          ==========          =========

Primary earnings (loss) per share                            $     (0.41)        $     0.32         $     (0.23)        $     0.40
                                                              ==========          =========          ==========          =========

Weighted average shares - primary                              7,589,397          8,028,140           7,589,115          8,052,663
                                                              ==========          =========           =========          =========

Fully diluted earnings (loss) per share                       $    (0.41)         $    0.28         $     (0.23)        $     0.38
                                                               =========           ========          ==========          =========

Weighted average shares - fully diluted                       10,122,912          10,571,484         10,126,185         10,586,445
                                                              ==========          ==========         ==========         ==========

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF CASH FLOWS
  (unaudited)

                                                                           Six Months ended
                                                                           ----------------
                                                                                June 30,
                                                                                --------
                                                                        1995                  1994
                                                                   -------------       --------------

Operating Activities
  Net Income (loss)                                                  $(1,756,000)         $ 3,189,000
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Provision for losses                                             10,215,000            5,680,000
     Provision for depreciation and amortization                       1,938,000            1,173,000
     Amortization of loan fees                                        (1,967,000)          (2,198,000)
     Amortization of loan servicing fees                                 160,000              453,000
     Amortization of investment securities discounts                     (17,000)              (2,000)
     Amortization of investment securities premiums                      168,000               99,000
     Loans originated for sale                                       (40,881,000)         (78,965,000)
     Loans sold into commitments                                      31,365,000           81,953,000
     Decrease in deferred taxes                                              ---              377,000
     Net (gains) losses on sale of loans                                  45,000             (126,000)
     Increase in interest receivable                                  (1,719,000)          (1,383,000)
     Increase (decrease) in interest payable                           1,809,000             (639,000)
     (Increase) decrease in other assets                              (1,843,000)             520,000
     Increase in other liabilities                                       570,000            4,548,000
                                                                      ----------           ----------
     Net Cash Provided (Used) By Operating Activities                 (1,913,000)          14,679,000

Investment Activities
     Loans originated                                               (237,675,000)        (372,589,000)
     Loans purchased                                                  (2,845,000)                 ---
     Other loans sold                                                        ---          109,171,000
     Principal payments on loans                                     123,993,000          150,274,000
     Purchases of investment securities                               (9,674,000)         (29,720,000)
     Repayments of investment securities                               5,189,000            5,044,000
     Net decrease in short term investments                                  ---             (804,000)
     Additions to fixed assets                                          (764,000)            (680,000)
     Net proceeds from sale of real estate owned                       6,630,000            6,622,000
                                                                     -----------          -----------
     Net Cash Used by Investing Activities                          (115,146,000)        (132,682,000)

Financing Activities
     Net increase (decrease) in passbook and MMA accounts              5,573,000           (3,132,000)
     Issuance of investment certificates                             241,423,000          219,002,000
     Repayments of investment certificates                          (144,338,000)        (110,301,000)
     Increase (decrease) in long-term FHLB advances                   (4,000,000)          35,000,000
     Repayments of other long-term borrowings                           (325,000)            (275,000)
     Net increase (decrease) in short-term borrowings                 11,130,000          (22,380,000)
     Decrease in deferred compensation - ESOP                            325,000              275,000
     Repayment of subordinated debentures                                (54,000)              (9,000)
     Issuance of subordinated debentures                                     ---            1,979,000
     Proceeds from employee stock purchase plan                           51,000               75,000
     Proceeds from common stock options exercised                         36,000               93,000
     Purchase of treasury stock                                       (1,198,000)            (291,000)
                                                                     -----------          -----------
     Net Cash Provided by Financing Activities                       108,623,000          120,036,000

     Increase (decrease) in Cash and Cash Equivalents                 (8,436,000)           2,033,000

     Cash and Cash Equivalents at Beginning of Period                 32,420,000           38,786,000
                                                                     -----------          -----------
     Cash and Cash Equivalents at End of Period                     $ 23,984,000         $ 40,819,000
                                                                     ===========          ===========

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

These interim financial statements should be read in conjunction with the Company's 1994 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter and six months ended June 30, 1995 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENT

In May 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." SFAS No. 122 requires that the rights to service mortgage loans for others be recognized as a separate asset, however those servicing rights are acquired. The total cost of originating or purchasing mortgage loans should be allocated between the loan and the servicing rights based on their relative fair values. The statement also requires the assessment of all capitalized mortgage servicing rights for impairment to be based on current fair value of those rights. The
Company is currently studying the possible implementation of SFAS No. 122 for the year ended December 31, 1995. The impact of SFAS No. 122 on the Company's financial position is expected to be immaterial and the impact of SFAS No. 122 on the Company's results of operations will be to increase reported earnings by an amount which will vary with the level of loans sold and other factors.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

First Republic is a financial services company operating in California and Nevada as a thrift and loan holding company and as a mortgage banking company, originating, holding or selling, and servicing mortgage loans. First Republic owns and operates First Thrift, a California-chartered, FDIC-insured, thrift and loan subsidiary, and First Republic Savings Bank, a Nevada-chartered, FDIC-insured thrift and loan subsidiary (collectively, the "Thrifts"). First Thrift and First Republic Savings Bank are members of the FDIC's Bank Insurance Fund ("BIF"), not the Savings Association Insurance Fund ("SAIF").

- -------------------

The Company is primarily engaged in originating residential real estate secured loans on single family residences and multifamily properties.
The Company's loan portfolio also contains loans secured by commercial properties. Currently, the Company's strategy in California is to emphasize the origination of single family and to limit the origination of multifamily and commercial real estate mortgage loans. Lending activities in Las Vegas are primarily focused on single family and multifamily residential construction projects and permanent mortgage loans on income properties. The Company emphasizes its real estate lending activities in San Francisco, Los Angeles, Las Vegas, and San Diego because of the proximity of its loan offices and the experience of executive management with real estate in these areas. In addition to the Company performing an underwriting analysis on each borrower and obtaining independent property appraisals, an officer of the Company generally visits each property or project prior to the closing of new loans.

During the first six months of 1995, the Company continued its focus on single family lending, but the level of loan originations has been reduced from the prior year as a result of average interest rates being higher and secondary market conditions severely limiting the amount of loans sold or originated for sale to investors. Total loans of all types originated by the Company in 1994 were $784.5 million, and loan sales were $217.0 million in 1994. For the six months ended June 30, 1995, the Company originated $278.6 million of loans and loan sales were $35.4 million, as compared to loan originations of $451.6 million and loan sales of $191.1 million for the six months ended June 30, 1994. The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $821.6 million in loans at June 30, 1995.

The following table presents certain performance ratios and share data information for the Company for the last three years and the first six months of the current and prior years.

                                                         At or for the six months            At or for the Year
                                                              Ended June 30,                 Ended December 31,
                                                          ---------------------     ------------------------------------
                                                            1995         1994          1994         1993         1992
                                                          --------    ---------     ---------    ----------   ----------
Performance Ratios:
 Return on average assets*                                   (0.20)%       0.43%         0.47         0.97%         1.06%
 Return on average equity*                                   (3.24)        5.99          6.77        12.65         14.10
 Average equity to average assets                             6.17         7.21          6.94         7.63          7.51
 Leverage ratio                                               5.91         7.15          6.43         7.65          7.58
 Total risk-based capital ratio                              15.00        17.08         16.32        17.62         16.90
 Net interest margin*                                         1.85         2.70          2.47         3.25          3.30
 Non-interest expense to average assets*                      1.11         1.37          1.28         1.33          1.30
 Nonaccruing assets to total assets                           2.83         3.13          2.41         1.55          1.54
 Nonaccruing assets and performing restructured
   loans to total assets                                      3.72         3.51          3.43         2.00          1.81
 Net loan chargeoffs to average loans*                        0.98         0.44          0.58         0.44          0.74
 Reserve for possible losses to total loans                   1.06         1.14          0.96         1.01          1.19
 Reserve for possible losses to nonaccruing loans               44%          38%           44%         109%          133%

Share Data:
 Common shares outstanding                               7,344,267    7,713,627     7,444,703    7,718,791     7,716,086
 Tangible book value per fully-diluted common share         $14.33       $14.02        $14.40       $13.58        $11.94

- ------------------------------
*Six months data is annualized

- -------------------

First Thrift's retail deposits and FHLB advances are the Company's principal source of funds with loan principal repayments, sales of loans, the retail deposits of First Republic Savings Bank, and the proceeds from debt and equity financings as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San Diego County, California and in Las Vegas, Nevada.

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $697 million of FHLB advances at June 30, 1995. Such advances are collateralized by real estate mortgage loans and $566.5 million has been advanced at June 30, 1995. Membership in the FHLB provides First Thrift with an alternative funding source for its loans.

First Thrift, whose deposits are insured by the FDIC BIF, operates three branches in San Francisco, a recently opened branch in San Rafael in Marin County north of San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. First Thrift is approved for an additional branch in San Francisco which is expected to open in October 1995. As of June 30, 1995, First Thrift had total assets of $1,740,000,000, tangible shareholder's equity of $123,726,000 and total capital (consisting of tangible shareholder's equity, subordinated capital notes and reserves) of $150,132,000. At June 30, 1995, First Thrift's tangible shareholder's equity as a percentage of total assets was 7.11% and its total capital as a percentage of risk adjusted assets was 12.62%, compared to a risk adjusted capital ratio requirement of 8.0%.
Under FDIC regulations, First Thrift calculates its Leverage Ratio at 7.24%, using Tier 1 capital (as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.


LIQUIDITY
- ---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At June 30, 1995, the investment securities portfolio of $137,577,000, plus cash and short term investments of $24,182,000, amounted to $161,759,000, or 8.9% of total assets. At June 30, 1995, substantially all of the Company's investments mature within twelve months or are adjustable rate in nature. At June 30, 1995, the Company owned no investments of a trading nature.

Additional sources of liquidity at June 30, 1995 are provided by borrowings collateralized by investment securities of approximately $90,000,000 and available unused FHLB advances of approximately $130,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
- ------------------------------

Management seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company emphasizes the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at June 30, 1995 approximately 64% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, the Company's loans contain interim rate increase caps or limitations which can contribute to a further lagging of rates earned on loans. At the end of 1993, the Company maintained a positive 21% one year cumulative gap in anticipation of the possibility of rising interest rates. Throughout 1994, the Company continued to seek opportunities to extend the repricing terms of deposit liabilities, even though the yield curve was very steep, and short term interest rates were well below interest rates for 18 months or longer. At
June 30, 1995, approximately 96% of the Company's interest-earning assets and 81% of interest-bearing liabilities will reprice within the next year and the Company's one-year cumulative GAP is positive 18.79%. Despite the Company's positive repricing position at December 31, 1994 and June 30, 1995, the Company's net interest margin has decreased in the first and second quarters of 1995. Important factors include the increased cost of the Company's FHLB advances, mortgage loan repricings being subject to interim limitations on asset repricings, most restructured loans are paying subsidized rates, the Company's strategy to increase its home loans which carry lower margins, the lagging nature of COFI, and, until recently, marginal liability costs presently exceeding the yield which can be earned initially on new home loans. If interest rates remain near the current level and actual loan repayment rates are similar to projected repayment rates, the Company's most recent interest rate risk model indicates that net interest margin is expected to increase in the third and fourth quarters of 1995.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at June 30, 1995. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. See "-Results of Operations" for a discussion of the reduction in the Company's net interest spread for the quarter and six months ended June 30, 1995. A portion of the Company's adjustable loans carry minimum interest rates, or floors, which became the effective loan yield as rates declined throughout 1992 and 1993, and approximately $232,278,000 of such loans remain at these minimum interest rates and have not yet repriced upwards as of June 30, 1995. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at June 30, 1995:

- -----------------------------------------

                                                           FIRST REPUBLIC BANCORP
                                                   ASSET & LIABILITY REPRICING SENSITIVITY
                                                                June 30, 1995
                                                                    (000's)


                                   3 Months      3 to        6 to       1 to       2 to      Over     Non Interest
ASSETS:                Immediate   or Less     6 Months   12 Months    2 Years    5 Years   5 Years    Sensitive       TOTAL
                       ---------   --------    --------   ---------    -------    -------    ------    ---------     ---------
Loans (1)                     0     875,683     508,962     144,830     15,959     30,923    27,549           0      1,603.906

Securities                    0     105,860      44,990      16,289          0          0        15           0        167,154

Cash & short-term
 investments             11,984      12,198           0           0          0          0         0           0         24,182

Non-interest bearing
 assets, net                  0           0           0           0          0          0         0      21,903         21,903
                         ------     -------     -------     -------     ------     ------    ------      ------      ---------
 TOTAL                   11,984     993,741     553,952     161,119     15,959     30,923    27,564      21,903      1,817,145



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

Passbooks & MMA's  (2)        0     122,727      11,574       6,668      3,330          0         0           0        144,299

Investment Certificates:
 100K or greater              0       9,978      12,241      14,355     11,128      2,450         0           0         50,152
 < 100K                       0     197,105     166,016     300,620    144,075     49,084       140           0        857,040

FHLB advances-long term       0     284,170     155,000      62,360          0     25,000    40,000           0        566,530

ESOP debt                   325           0           0           0          0          0         0           0            325

Other short-term debt         0      11,130           0           0          0          0         0           0         11,130

Other liabilities             0           0           0           0          0          0         0      18,222         18,222

Subord debt                   0           0           0           0          0      1,266    62,857           0         64,123

Equity                        0           0           0           0          0          0         0     105,324        105,324
                          -----     -------     -------     -------    -------     ------   -------     -------      ---------
 TOTAL                      325     625,110     344,831     384,003    158,533     77,800   102,997     123,546      1,817,145



Repricing Assets
 over (under) liab       11,659     368,631     209,121    (222,884)  (142,574)   (46,877)  (75,433)   (101,643)             0

Effect of swaps               0           0      25,000           0          0          0   (25,000)          0              0
                         ------     -------     -------     -------    -------     ------    ------     -------      ---------
Hedged gap               11,659     368,631     184,121    (222,884)  (142,574)   (46,877)  (50,433)   (101,643)             0
                         ======     =======     =======     =======    =======     ======    ======     =======      =========
Gap as % of
 Total assets             0.64%      20.29%      10.13%     -12.27%     -7.85%     -2.58%    -2.78%      -5.59%          0.00%
                         ======     =======     =======     =======    =======    =======    ======     =======      =========
Cumulative gap           11,659     380,290     564,411     341,527    198,953    152,076   101,643           0              0
                         ======     =======     =======     =======    =======    =======   =======     =======      =========
Cumulative gap            0.64%      20.93%      31.06%      18.79%     10.95%      8.37%     5.59%       0.00%          0.00%
 as % of assets          ======     =======     =======     =======    =======    =======   =======     =======      =========


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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,255,000,000 which terminate in periods ranging from August 1995 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank
Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 13% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements. At June 30, 1995, First Thrift also owned certain shorter-term interest rate cap contracts purchased in 1994 as protection against further increases in interest rates during 1995 and 1996.
Monthly repricing caps in the notional principal amount of $150,000,000 carry a strike rate which increases from 6.75% to 8.92% over the period from April 1995 to maturity in July 1996 and $50,000,000 of interest rate caps carry a strike rate of 8% until maturity in December 1996. The cost of interest rate cap transactions is amortized over their lives and totalled $858,000 and $529,000 for the six months ended June 30, 1995 and 1994, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At June 30, 1995, the Company had entered into interest rate swaps with the FHLB in the notional principal amount of $45,000,000 and with an investment banking firm in the notional principal amount of $20,000,000 to convert the fixed rate on certain long-term FHLB advances to semi-annual adjustable liabilities. In the third quarter of 1995, $40,000,000 of these swaps will terminate, in connection with the maturity of the corresponding FHLB advances. The availability of long-term FHLB advances, with a weighted average maturity of over 10 years at June 30, 1995, has reduced the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans.
The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

Since 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances require no deposit insurance premiums and operational overhead costs are less

- ------------------------------------------

than for deposits. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At June 30, 1995, total FHLB advances outstanding were $566,530,000. Of this amount, $503,330,000 had an original maturity of 10 years or more and $40,000,000 had an original maturity of five years. Also, $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives.

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of thrift balances which may be raised to twenty times its shareholder's equity. At June 30, 1995, based on the amount of deposits outstanding, First Thrift was required to maintain minimum shareholder's equity of approximately $50,300,000, compared with actual shareholder's equity of $123,538,000.

CAPITAL RESOURCES
- -----------------

The Company continues to maintain a strong capital base. At June 30, 1995 the Company's total capital, including total stockholders' equity, debentures and reserves was $186,391,000. Total stockholders' equity at June 30, 1995 has decreased by $1,962,000 since December 31, 1994. This decrease results from the net loss of $1,756,000 for the first six months of 1995 and the purchase of 111,003 treasury shares at a cost of $1,198,000. There was an increase of $580,000 in the market value of the Company's portfolio of adjustable rate perpetual preferred stocks which are classified as securities available for sale because they carry no stated maturity.

First Republic is not a bank holding company, and unlike First Thrift and First Republic Savings Bank, is not directly regulated or supervised by the FDIC, nor is it regulated by the Federal Reserve Board or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at June 30, 1995 its leverage ratio would have been 5.91%, and its total risk based capital ratio would have been 15.0%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital and are not limited to 50% of Tier 1 capital.

During the first quarter of 1995, the Company acquired 53,603 treasury shares which completed the repurchase of 406,000 shares of common stock previously approved for repurchase by the Board of Directors. In March 1995, the Company's Board of Directors authorized for repurchase from time to time up to an additional 250,000 shares of common stock. Repurchases of an additional 57,400 shares of common stock in March and April 1995 brought total treasury shares repurchased to 463,400 at June 30, 1995.

During the first quarter of 1995, First Republic received from First Thrift dividends of $400,000 representing approximately 24% of First Thrift's earnings for the first quarter. First Republic received no dividends from First Thrift during the second quarter. First Republic also received interest payments of $527,000 from First Thrift for the six months ended June 30, 1995. Also, in May 1995, First Republic received dividends of $50,000 from First Republic Savings Bank, representing 14% of that subsidiary's earnings for the first quarter of 1995; additional dividends for the second quarter will be paid by First Republic Savings Bank in August. The ability of First Republic to receive future dividends and other payments from the Thrifts depends upon the operating results and capital levels of the Thrifts, restrictions upon such payments imposed by creditors of the Thrifts, FDIC regulations and other governmental

- -----------------------------

regulations governing the Thrifts.

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1995 Compared to Quarter
- ---------------------    -----------------------------------------------
                         Ended June 30, 1994
                         -------------------

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

During the second quarter of 1995, First Republic's total assets grew to $1,817,145,000 at June 30, 1995 from $1,763,700,000 at March 31, 1995, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the second quarter of 1995 were $171,287,000, compared to $107,269,000 for the first quarter of 1995 and $222,954,000 for the second quarter of 1994. The level of loan originations for the second quarter of 1995 reflects higher levels of single family and non-single family originations, as compared to the first quarter. Single family loan volume was at a higher level for most of 1994, including the second
quarter of 1994.   Single family loans originated in the second quarter
of 1995 were $102,100,000 compared to $145,600,000 in the second quarter of 1994 and $599,100,000 for all of 1994.

Mortgage banking activity resulted in the sale of $24,821,000 of single family loans to secondary market investors during the second quarter of 1995, compared with $119,563,000 in the second quarter of 1994. The Company's portfolio of real estate loans serviced for secondary market investors decreased to $821,569,000 at June 30, 1995 from $843,144,000 at December 31, 1994, as prepayments of existing loans serviced exceeded loan sales.
The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

The Company reported a net loss of $3,140,000 for the second quarter of 1995 as compared to net income of $2,529,000 in the same quarter of 1994. Fully diluted earnings(loss) per share was ($0.41) for the second quarter of 1995, compared to $0.28 for the similar period in 1994. First Republic's operating results for the quarter ended June 30, 1995 were reduced by (i) the additional provision for loan losses (ii) the continuing level of non-earning assets due to the Northridge earthquake, and (iii) reduced margins resulting from the rapid interest rate increase during 1994 and continuing into the second quarter of 1995.

Total interest income increased to $34,260,000 for the second quarter of 1995 from $26,168,000 for the second quarter of 1994. Interest income on real estate and other loans increased to $31,423,000 for the second quarter of 1995, compared to $24,308,000 in 1994. The average yield on loans increased to
7.93% in the second quarter of 1995 from 7.60% for the first quarter
of 1995 and was 7.16% for the second quarter of 1994.   Originations of
new adjustable rate loans in the last six months of 1994 and the first six months of 1995 were generally at initial interest rates which are below market interest rates and adjustable based on the 11th
District COFI index. Many of the Company's newest ARM loans are scheduled to reprice on a monthly basis after an initial one-to-three month period. The Company's yield

RESULTS OF OPERATIONS -   Quarter Ended June 30, 1995 Compared to Quarter Ended
- -----------------------   -----------------------------------------------------
                          June 30, 1994 (Continued)
                          -------------------------

on loans is affected by market rates, the level of adjustable rate loan indexes, the effect of an increased percentage of single family loans earning relatively low initial rates of interest and the level of nonaccrual loans.
The Company's net loans receivable outstanding increased from $1,498,663,000 at December 31, 1994 to $1,603,906,000 at June 30, 1995. As a percentage of the Company's permanent loan portfolio, loans secured by single family residences increased to 58% at June 30, 1995 from 51% at June 30, 1994.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a higher average rate. Such interest income was $2,837,000 in the second quarter of 1995 compared to $1,860,000 in the same period of 1994. The average investment position was $179,611,000 during the second quarter of 1995 and earned 6.55% compared to an average position of $144,308,000 earning
5.17% during the second quarter of 1994. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the second quarter has increased to $26,610,000 in 1995 from $16,518,000 in 1994. Total interest expense consists of two components - interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and certificates of deposit), increased to $15,259,000 in the second quarter of 1995 from $9,648,000 in the second quarter of 1994. The average rate paid on deposits was 5.97% for the second quarter of 1995, compared to 5.50% for the first quarter of 1995, 4.61% for the second quarter of 1994 and 4.51 % for the first quarter of 1994. Interest expense on other borrowings increased to $11,351,000 in the second quarter of 1995 from $6,870,000 in the second quarter of 1994, as a result of a higher average rate paid on a higher average level of FHLB advances. The average rate paid on all non-deposit interest-bearing liabilities has increased more rapidly than the average rate paid on deposits and was 7.13% for 1995's second quarter compared to 6.55% for 1995's first quarter and 4.91% for 1994's second quarter. The average rate paid on the Company's other borrowings and FHLB advances, excluding longer term debentures, was 6.92% for the second quarter of 1995, compared to 6.28% for the first quarter of 1995, 4.40% for the second quarter of 1994 and 3.93% for the first quarter of 1994; thus the average rate paid on these liabilities, primarily FHLB advances, increased 299 basis points (2.99%) from the first quarter of 1994 to the second quarter of 1995.

The Company's net interest income was $7,650,000 for the second quarter of 1995, compared to $9,650,000 for the second quarter of 1994, as a result of earning a lower spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 1.76% for the second quarter of 1995, compared to 2.57% for the same period of 1994. The decrease in net interest income and net interest margin resulted primarily from the cost of treasury based adjustable rate FHLB advances exceeding the yield earned on certain treasury-based adjustable rate single family mortgage loans originated in the lower interest rate environment of 1994 and 1993. Other effects include the reduced yields on new single family adjustable rate loans and the level of nonearning loans.

Throughout 1994, and continuing through March 31, 1995, the cost of FHLB advances increased more rapidly than the cost of the Company's deposits, due to rapidly rising short term interest rates. The Company's advances have interest rates which generally adjust semiannually and to a lesser extent

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1995 Compared to Quarter Ended
- -----------------------  -----------------------------------------------------
                         June 30, 1994 (Continued)
                         -------------------------

annually, with repricing points spread throughout the year. There are no limitations or interim caps on the amount that the interest rate on FHLB advances may increase. Thus, at each repricing point, the cost of an FHLB advance fully reflects market rates. Most of the Company's adjustable mortgage loans have interim rate increase limitations. During the second quarter of 1995, the weighted average cost of the Company's FHLB advances increased although market rates declined; however, if interest rates stabilize at their current level, such FHLB average cost should decrease by approximately 50 basis points (0.50%) by December 31, 1995.

The Company's net interest margin has also been adversely impacted as a result of the lagging nature of the 11th District Cost of Funds Index ("COFI"). From early 1994 to early 1995, short-term market rates of interest increased 350 basis points (3.50%) while COFI initially decreased and entered 1995 up only 50 basis points (0.50%). During the first six months of 1995, short term market rates declined but at June 30, 1995 were still approximately
200 basis points (2.0%) above the early 1994 level; however, COFI has increased to 5.1% at June 30, 1995, up 75 basis points (0.75%) since early
1995 and 125 basis points (1.25%) since early 1994. The average cost of the Company's deposits increased approximately 146 basis points (1.46%) during this time period, from 4.51% for the first quarter of 1994 to 5.97% for the second quarter of 1995.

In addition to the COFI lag impact on net interest margin, the difference between average COFI and the marginal cost of deposits has been wide. If interest rates stabilize and COFI increases to a level more consistent with market rates, the adverse effect on the Company's net interest margin is expected to diminish. In the period of low interest rates prior to 1994, the Company earned a premium rate of interest on some of its mortgage loans because the interest rate was at a floor, or minimum rate, which was above market; as rates rise, these loans do not adjust upwards immediately, but may increase once the floor is no longer in effect.

Non-interest income for the second quarter of 1995 increased to $1,133,000 from $687,000 in the second quarter of 1994, primarily due to a lower loss on sale of loans. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and purchased mortgage servicing rights, was $669,000 for the second quarter of 1995 compared to $562,000 for the same period of 1994, primarily as a result of lower amortization on the Company's purchased mortgage servicing rights which were fully amortized in 1994. The average balance of the servicing portfolio decreased to $828,456,000 for the first six months of 1995 compared to $849,652,000 for all of 1994. Total loans serviced were $821,569,000 at June 30, 1995 and $843,144,000 at December 31, 1994.
The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold.
The Company receives servicing fees, on the outstanding loan balances serviced, which averaged approximately 0.37% for the first six months of 1995 compared to 0.36% for all of 1994.

For the second quarter, loan and related fee income was $356,000 in 1995 as compared to $345,000 in 1994. This income category includes documentation and processing fees which vary with loan volume and market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity and market conditions.

The Company sells whole loans and loan participations in the secondary market under several specific

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1995 Compared to Quarter Ended
- -----------------------  -----------------------------------------------------
                         June 30, 1994 (Continued)
                         -------------------------

programs. Loan sales were $24,821,000 for the second quarter of 1995 and $119,563,000 for the second quarter of 1994. During the period of relatively low interest rates and the popularity of fixed rate loan refinancings, which occurred until the second quarter of 1994, the focus of the Company's mortgage banking activities was to enter into formal commitments and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has historically identified, from time to time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio.

The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains will fluctuate. The Company computes a gain or loss on sale at the time of sale by comparing sales price with carrying value and by calculating a capitalized premium, if any. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. The sale of loans resulted in net losses of $47,000 for the second quarter of 1995, compared to net losses of $448,000 for the same period of 1994. As a result of the increases in mortgage interest rates since the second quarter of 1994, the Company's originations have been primarily adjustable rate mortgages for the Company's balance sheet. Additionally, the mix of such lending reflected reduced refinance activity by borrowers and increased home loan purchase activity in the Company's markets. Subject to future changes in interest rates, market conditions and other factors, the Company expects a relatively low level of loan sales to continue, resulting in minimal gains on the sale of loans.

Non-interest expense totalled $5,392,000 for the second quarter of 1995, compared to $5,265,000 for the same period in 1994. The Company's non-interest expense for the second quarter of 1995 included $595,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties compared to $434,000 in the second quarter of 1994.

Since mid-1994, the Company has implemented a number of cost control measures resulting in a decrease in the dollar amount of costs to manage a larger balance sheet and expanded operations for the first quarter of 1995 compared
to the second quarter of 1994.   As a percentage of total assets, recurring
general and administrative expenses, excluding REO related costs, declined to 1.08% for the second quarter of 1995, compared to 1.14% for the first quarter of 1995, and 1.28% for all of 1994. The decline in this ratio in 1995 results from asset growth and successful cost control measures begun during the second quarter of 1994.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1995 Compared to Six Months
- ---------------------   -----------------------------------------------------
                        Ended June 30, 1994
                        -------------------

The following comments are made regarding the results of operations for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The trend in income and expense items is generally consistent with the comparison of the second quarter of 1995 with the same quarter of 1994. Total interest income and interest expense have increased on a year-to-date basis, as a result of an increased average balance sheet and increased yields earned on assets and rates paid on liabilities, as

RESULTS OF OPERATIONS -  Six Months Ended June 30, 1995 Compared to Six Months
- -----------------------  -----------------------------------------------------
                         Ended June 30, 1994 (Continued)
                         -------------------------------

presented in the following table.    Net interest income has decreased
due to the increased level of assets earning a lower interest rate spread, as the rates paid on liabilities has increased more than the yields earned on loans.

Non-interest income was $2,055,000 for the first six months of 1995 as compared to $2,197,000 for the same period in 1994. Increases in net servicing fees were offset, primarily by a decrease in loan and related fees and a $177,000 non-recurring refund from the Thrift Guaranty Corporation received in the second quarter in 1994. Non-interest expense increased slightly from $10,679,000 in 1994 to $10,730,000 in 1995. An increase in REO related costs to $1,008,000 for the six months ended June 30, 1995 from $547,000 in the same period 1994 was offset by a decline in general and administrative expenses. As a percentage of average assets, noninterest expenses decreased to 1.11% for the first six months of 1995 from 1.37% for the first six months of 1994.

The following table presents for the first six months of 1995 and 1994, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest on nonaccrual loans is included only to the extent recognized on a cash basis. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35%.

                                                                         Six Months Ended June 30,
                                                       -----------------------------------------------------------
                                                                     1995                            1994
                                                       -----------------------------    --------------------------
                                                           Average            Yields/     Average             Yields/
                                                           Balance  Interest  Rates       Balance   Interest  Rates
                                                           -------  -------   -----       -------   -------   -----
                                                                              (In thousands)

Assets:
Interest-bearing deposits with other institutions           $1,247   $   32   5.13%       $   551    $   14   5.08%
Short-term investments                                      21,545      683   6.34         28,299       545   3.85
Investment securities                                      161,507    5,379   6.66        112,644     2,883   5.12
Loans                                                    1,553,037   60,321   7.77      1,320,904    47,667   7.22
                                                         ---------   ------             ---------    ------
 Total earning assets                                    1,737,336   66,415   7.65      1,462,398    51,109   6.99
                                                                     ------                          ------
Non interest-earning assets                                 18,069                         14,161
                                                         ---------                      ---------
 Total average assets                                   $1,755,405                     $1,476,559
                                                         =========                      =========

Liabilities and Stockholders' Equity:
Passbooks & MMA's                                         $136,008   $ 3,354  4.93%      $116,340    $ 1,798  3.09%
Investment certificates                                    862,037    25,275  5.86        692,484     16,642  4.81
                                                         ---------    ------              -------     ------
 Total thrift certificates                                 998,045    28,629  5.74        808,824     18,440  4.56

Other borrowings                                           570,700    18,839  6.60        488,170     10,172  4.17
Subordinated debentures                                     64,160     2,883  8.99         62,142      2,789  8.98
                                                         ---------    ------            ---------     ------
 Total interest-bearing liabilities                      1,632,905    50,351  6.17      1,359,136     31,401  4.62
                                                                      ------                          ------
Non interest-bearing liabilities                            14,149                         10,979
Stockholders' equity                                       108,351                        106,444
                                                         ---------                      ---------
 Total average liabilities and stockholders' equity     $1,755,405                     $1,476,559
                                                         =========                      =========
Net interest spread                                                           1.48%                           2.37%
Net interest income and net interest margin                          $16,064  1.85%                  $19,708  2.70%
                                                                      ======                          ======


RESULTS OF OPERATIONS -  Six Months Ended June 30, 1995 Compared to Six Months
- -----------------------  -----------------------------------------------------
                         Ended June 30, 1994 (Continued)
                         -------------------------------

The Company's balance sheet at June 30, 1995 is generally comparable to that at December 31, 1994. Total assets have increased $109,826,000 to $1,817,145,000.
Loans held for sale increased $7,228,000 and other loans in the Company's portfolio increased $98,015,000, including an increase of $82,316,000 in single family mortgages. Funds were raised primarily by higher deposits of $102,658,000. The Company's reserve for possible losses was $16,944,000 at June 30, 1995, and there were nine foreclosed real estate properties resulting in other real estate owned with a value of $12,870,000.

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
- -----------------------------------------------

The levels of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio, general economic conditions, and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased primarily the dollar amount and proportion of its loans secured by single family residences in 1994 and the first six months of 1995. An amount equal to 95% of all net loan growth since December 31, 1993 is represented by growth in single family home loans.

                                          June 30,                December 31,
                                                         ------------------------------
                                            1995             1994              1993
                                        ------------     -----------       ------------

Loans:
Single family (1-4 units)               $909,639,000     $820,078,000      $577,276,000
Multifamily (5+ units)                   362,632,000      367,750,000       387,757,000
Commercial real estate                   279,638,000      250,369,000       229,914,000
Multifamily construction                   5,937,000        9,408,000         5,707,000
Single family construction                11,642,000       14,227,000        14,512,000
Home equity credit lines                  26,368,000       28,137,000        31,213,000
                                       -------------    -------------     -------------
 Real estate mortgages subtotal        1,595,856,000    1,489,969,000     1,246,379,000

Commercial business and other              8,050,000        8,694,000         9,679,000
                                       -------------    -------------     -------------
 Total loans                           1,603,906,000    1,498,663,000     1,256,058,000

Unearned fee income                       (6,402,000)      (6,816,000)       (9,406,000)
Reserve for possible losses              (16,944,000)     (14,355,000)      (12,657,000)
                                       -------------    -------------     -------------
 Loans, net                           $1,580,560,000   $1,477,492,000    $1,233,995,000
                                       =============    =============     =============

The following table presents an analysis of the Company's loan portfolio at June 30, 1995 by property type and geographic location:

                             San Francisco Los Angeles   San Diego     Other CA    Las Vegas                                Percent
$ in thousands                    Bay Area      County      County        Areas      Nevada         Other         Total     By Type
                                  --------     -------     -------      -------     -------      --------       -------     ------
Property Type:
Single family (1-4 units)(1)      $620,060    $220,578     $14,331      $57,262     $ 9,612       $14,164      $936,007     58.4%
Multifamily (5+ units)             153,216      79,160         448       22,342     107,466           ---       362,632     22.6%
Commercial real estate             201,895      32,277       1,081        9,463      31,379         2,747       278,842     17.4%
Construction loans                   1,217         451         ---          ---      16,707           ---        18,375      1.1%
Business loans                         ---       3,606          39        1,095         ---           ---         4,740      0.3%
CD backed loans/other                  377         520       2,151           60         186            16         3,310      0.2%
                                   -------     -------      ------       ------     -------        ------     ---------     ----
 Total                            $976,765    $336,592     $18,050      $90,222    $165,350       $16,927    $1,603,906    100.0%
                                   =======     =======      ======       ======     =======        ======     =========    =====
Percent by location                  60.9%       21.0%        1.1%         5.6%       10.3%          1.1%        100.0%

(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.

- -----------------------------------------------------------

The Company places an asset on nonaccrual status when any installment of principal or interest is 90 days or more past due (except for loans which are judged by management to be well secured and in the process of collection, generally applicable to single family loans), or when management determines the ultimate collection of all contractually due principal or interest to be unlikely. Additionally, loans restructured to defer or waive amounts due are placed on nonaccrual status and generally will continue in this status until a satisfactory payment history is achieved (generally at least six payments).

The following table presents nonaccruing loans and investments, REO, performing restructured loans and accruing single family loans over 90 days past due at the dates indicated.

                                                                    June 30,               December 31,
                                                                                  ---------------------------
                                                                      1995            1994            1993
                                                                  -----------     -----------     -----------
Nonaccruing Loans:
 Single family                                                    $       ---     $       ---     $       ---
 Multifamily                                                       25,391,000      29,049,000       6,740,000
 Commercial real estate                                            12,971,000       3,400,000       4,862,000
 Other                                                                258,000         174,000          16,000
                                                                  -----------     -----------     -----------
   Total nonaccruing loans                                         38,620,000      32,623,000      11,618,000
Real estate owned ("REO")                                          12,870,000       8,500,000       9,961,000
Nonaccruing investments                                                   ---             ---         361,000
                                                                  -----------     -----------     -----------
   Total nonaccruing assets                                        51,490,000      41,123,000      21,940,000
Performing restructured loans                                      16,101,000      17,489,000       6,342,000
                                                                  -----------     -----------     -----------
   Total nonaccruing assets and performing restructured loans     $67,591,000     $58,612,000     $28,282,000
                                                                  ===========     ===========     ===========

Accruing single family loans more than 90 days past due           $ 3,169,000     $ 2,587,000     $ 1,390,000

Percent of Total Assets:
 Nonaccruing assets                                                      2.83%           2.41%           1.55%
 Nonaccruing assets and performing restructured loans                    3.72%           3.43%           2.00%
Ratio of reserve for possible losses to nonaccruing loans                  44%             44%            109%

At June 30, 1995, the dollar amount of the Company's nonaccruing assets after chargeoffs was $51,490,000, compared to $41,123,000 at December 31, 1994. At June 30, 1995, almost 56% of nonaccruing assets, or approximately $24,199,000 of loans and $4,430,000 of REO, were adversely impacted by the Northridge earthquake.

On January 17, 1994, the Northridge earthquake struck the Los Angeles area, causing significant damage to the freeway system and real estate values throughout the area. The Company's loans secured by low to moderate income multifamily properties were primarily affected by this event, either by direct property damage, loss of tenants, or economic difficulties resulting from lower rental revenues and higher vacancies. Certain of these multifamily properties have failed to return to pre-earthquake occupancy levels and values. Management has deemed the chargeoff of portions of these loans to be appropriate. Certain earthquake affected loans have been returned to nonaccrual status because of uncertainty about their ultimate collectability, even though the loans may have been paying for as much as 12 months. Such loans will be reviewed over the next six months for operating status and satisfactory payment history. Additionally, there were loans in Northern California which were placed on nonaccrual status because of changes during the quarter in the borrower's condition, the property's status or the loan's terms. As a result, both nonaccrual loans and REO increased from March 31, 1995 to June 30, 1995, as more fully discussed below.

During the second quarter of 1995, the Company continued to work with its borrowers whose properties

- -----------------------------------------------------------

have been adversely impacted by the Los Angeles earthquake. First Republic has assisted its borrowers by modifying the terms of loans, including deferral or capitalization of interest payments, reduction of the rate of interest to be collected, and the waiver of principal and interest in certain cases. The Company has also assisted many of its borrowers in the application for federal, state, and local disaster relief funds, and has deferred the collection of payments on certain nonaccruing loans until the disaster relief process is concluded. Although the receipt of such funds has sometimes been denied or delayed, several of its borrowers are now receiving such assistance and are completing related repairs. At June 30, 1995, management believes that the remaining multifamily assets continuing to be directly impacted by the earthquake represented approximately 2.8% of the Company's total assets. The Company has experienced increased delinquencies, additional loan loss provisions and higher partial loan chargeoffs as a result of this substantial natural disaster.

The following table summarizes the changes in the Company's nonaccrual loans during the second quarter of 1995. Nonaccrual loans are segmented by major geographical region and activity.

CHANGE IN NONACCRUAL
LOANS BY REGION
                                    Los Angeles       Northern
                                      County         California         Nevada            Total
                                    -----------      ----------       ----------      -----------
Balance March 31, 1995             $ 21,836,000     $ 1,912,000      $ 1,472,000     $ 25,220,000

Additions to nonaccrual loans:
 New nonaccrual loans                 2,933,000      13,889,000              ---       16,822,000
 Performing restructured loans
  returned to nonaccrual status       8,480,000             ---              ---        8,480,000

Deductions from nonaccrual loans:
 Chargeoffs to reserves              (3,674,000)     (1,252,000)       (361,000)       (5,287,000)
 Transfer to foreclosed assets       (4,336,000)       (132,000)     (1,107,000)       (5,575,000)
 Transfer to performing status       (1,040,000)            ---             ---        (1,040,000)
                                   ------------     -----------      ----------      ------------


Balance June 30, 1995              $ 24,199,000     $14,417,000      $    4,000      $ 38,620,000
                                   ============     ===========      ==========      ============

Additions to nonaccrual loans during the second quarter of 1995 were primarily commercial and multifamily real estate loans secured by properties located in Northern California, with such loans totalling $13,889,000 before chargeoffs. These new nonaccrual loans included commercial real estate loans totalling $5,733,000 for which modifications were completed or agreed to during the quarter, and loans totalling $5,601,000 which were current or past due one payment at March 31, 1995 and no payments were received during the second quarter. Loans secured by properties in Los Angeles County which were impacted by the earthquake became new nonaccrual loans ($2,933,000) or were returned to nonaccrual status ($8,480,000) as a result of developments in the second quarter, including cessation of payments, indications that future payments would not be received or the increased possibility of foreclosure.

Deductions from nonaccrual loans during the second quarter of 1995 resulted from chargeoffs to the Company's allowance for possible losses, actual foreclosures upon properties and the transfer of one loan

- -----------------------------------------------------------

from nonaccrual to performing status as the result of the borrower attaining a satisfactory payment history. Chargeoffs on nonaccrual loans related primarily to loans impacted by the earthquake when the Company determined that the collateral value was probably reduced to other than temporary levels. These chargeoffs related both to loans which were on nonaccrual status at March 31, 1995 and to loans which were placed on nonaccrual status during the second quarter. While the future collateral value of these properties may change, the Company recorded chargeoffs to reduce the carrying basis of its nonaccrual loans to the estimated current collateral value, net of selling costs (See "Impaired Loans"). Chargeoffs were $3,674,000 for loans secured by properties impacted by the earthquake, $1,252,000 for loans secured by properties in Northern California, and $361,000 related primarily to one Nevada based construction loan foreclosed upon.

As of June 30, 1995, the amounts reported for REO, nonaccruing loans, and performing restructured loans have been reduced by previous chargeoffs to the Company's reserves of $2,221,000, $6,698,000 and $1,716,000, respectively.

At June 30, 1995, the Company's nonaccrual loans included $20,867,000 of loans which had been restructured, 75% as a result of the earthquake, including waiver or deferral of interest equivalent to more than four months or the forgiveness of principal in certain cases. As a result of the terms of these restructurings, such loans will be reported as nonaccrual loans until a satisfactory payment history is achieved and the Company believes its recorded investment in the loans is secure. During the second quarter of 1995, the Company received payments on these loans, which resulted in an average annualized yield of approximately 5.5%.

The Company has granted forbearance as to principal and interest payments, generally amounting to two to four months of payments, on $9,896,000 of earthquake affected loans; at June 30, 1995, the Company has received nine or more payments of forborne amounts on most of these loans, in addition to other contractually due amounts. These loans will be placed on nonaccrual status if the borrowers become unable to perform under the terms of these forbearance agreements. If losses result from the inability of borrowers to comply with these agreements, such losses of principal or forbearance interest will be charged to the Company's reserves.

As of June 30, 1995, $16,101,000 of modified loans are reported as performing
restructured loans.   Additional loan modifications, including loan restructur-
ings, were completed in the second quarter of 1995 and additional modifications are expected to be entered into with the Company's borrowers in the third quarter of 1995 and, possibly, future quarters.

During the second quarter of 1995, seven loans totalling $5,575,000 after partial chargeoff were transferred to REO. Six REO properties with a remaining March 31, 1995 book value totalling $2,892,000 were sold and the Company recovered proceeds in excess of the written down basis of these properties by approximately 7%. At June 30, 1995, the Company held as REO properties six apartment buildings, one partially completed single family construction project, one parcel of land and one single family residential
property.   The Company's policy is to attempt to resolve problem assets reasonably quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as promptly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the

- -----------------------------------------------------------

Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition.

At the time each loan is originated, the Company establishes a reserve for the inherent risk of potential future losses, based on established criteria, including the type of loan and loan-to-value or cash flow-to-debt service ratios. Management believes that such policy enables the Company's reserves to increase commensurate with growth in the size of the Company's loan portfolio. In the underwriting of purchased loans, management considers the inherent risk of loss in determining the price to be paid. When loans are purchased, a portion of any discount is designated as a reserve for possible losses, to reflect the inherent credit losses which could be reasonably expected to occur in the future, and is thereafter unavailable to be amortized as an increase in interest income.

The Company's reserve for possible losses is maintained at a level estimated by management to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions at the time as determined by management, including past loss experience, the results of the Company's ongoing loan grading process, the amount of past due and nonperforming loans, observations of auditors, legal requirements, recommendations or requirements of regulatory authorities, current and expected economic conditions and other factors.

Since inception through June 30, 1995, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. The Company's cumulative single family loan loss experience is 0.06% on all loans originated. As of June 30, 1995, the Company has not experienced any losses on its permanent loan portfolio secured by real estate located in the Las Vegas market. Collectively, these two categories represented 67% of the Company's total loans at June 30, 1995.

As a percentage of nonaccruing loans, the reserve for possible losses was 44% at December 31, 1994 and at June 30, 1995. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels. The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due and restructured loans in assessing the adequacy of its total reserves. In addition, the Company follows procedures for reviewing and grading all of the larger income property loans in its portfolio on a periodic basis. Based predominately upon that continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

Although substantially all nonaccrual loans and loans that were adversely affected by the earthquake have been reduced to their currently estimated collateral fair value (net of selling costs) at June 30, 1995, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

- -----------------------------------------------------------

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                      Six Months Ended              Year Ended
                                                           June 30,                December 31,
                                                                          -----------------------------
                                                             1995             1994             1993
                                                         ------------     ------------     ------------
Reserve for Possible Losses:
Balance beginning of period                              $ 14,355,000     $ 12,657,000     $ 12,686,000

Provision charged to expense                               10,215,000        9,720,000        4,806,000

Reserve from purchased loans                                      ---           34,000          200,000
Reserve of First Republic Savings Bank at acquisition             ---              ---           24,000

Chargeoffs on originated loans:
 Single family                                                (10,000)        (210,000)        (209,000)
 Multifamily                                               (5,679,000)      (7,177,000)      (3,367,000)
 Commercial real estate                                    (1,548,000)        (695,000)      (1,547,000)
 Commercial business and other loans                         (637,000)         (79,000)         (76,000)

Recoveries on originated loans:
 Single family                                                  3,000           11,000             ---
 Multifamily                                                  242,000          119,000             ---
 Commercial real estate                                         4,000              ---           92,000
 Commercial business and other loans                            4,000           15,000           43,000

Acquired loans:
 Chargeoffs                                                   (11,000)         (47,000)             ---
 Recoveries                                                     6,000            7,000            5,000
                                                       --------------   -------------    --------------

Total chargeoffs, net of recoveries                        (7,626,000)      (8,056,000)      (5,059,000)
                                                       --------------   --------------   --------------

Balance end of period                                  $   16,944,000   $   14,355,000   $   12,657,000
                                                       ==============   ==============   ==============

Average loans for the period                           $1,553,037,000   $1,379,640,000   $1,154,680,000
Total loans at period end                               1,603,906,000    1,498,663,000    1,233,995,000

Ratios of reserve for possible losses to:
 Total loans                                                     1.06%            0.96%            1.01%
 Nonaccruing loans                                                 44%              44%             109%
 Nonaccruing assets and performing restructured loans              25%              24%              45%
 Net chargeoffs to average loans                                 0.98%*           0.58%            0.44%

- --------------------------
*Annualized

For the first six months of 1995, chargeoffs net of recoveries totalled $7,626,000, including chargeoffs of $1,453,000 recorded during the quarter ended March 31, 1995. During the quarter ended June 30, 1995, chargeoff activity totalled $6,421,000, including $5,287,000 related to nonaccrual loans at June 30, 1995 or nonaccrual loans which became REO during the second quarter. Additionally, second quarter chargeoff activity included writedowns on performing restructured loans of $334,000, writeoffs of advances and liens on problem loans of $362,000, and the complete writeoff of $236,000 of unsecured notes received in connection with the foreclosure of earthquake affected loans.

IMPAIRED LOANS
- --------------

Effective January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 (collectively referred to as SFAS No. 114). These statements address the accounting treatment of certain impaired loans and amend SFAS No. 5 and SFAS No. 15.

- --------------------------

However, these statements do not address the overall adequacy of the allowance for losses.

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured subsequent to the January 1, 1995 adoption of SFAS No. 114 by the Company, the relevant contractual terms refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Subsequent to the adoption of SFAS No. 114, a restructured loan may be excluded from the impairment assessment and may cease to be reported as an impaired loan in the calendar years subsequent to the restructuring if the loan is not impaired based on the modified terms.

For loans that are impaired within the meaning of SFAS No. 114, the Company makes an assessment of impairment when and while such loans are on nonaccrual or the loans have been restructured. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or
(iii) the fair value of the collateral of a collateral dependent loan. The Company's loans are primarily real estate secured; therefore the Company primarily bases the measurement of impaired loans on the fair value of the collateral, reduced by costs to sell.

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

In accordance with the disclosures guidelines of SFAS No. 114, the following table shows the recorded investment in impaired loans and any related SFAS
No. 114 allowance for losses at June 30, 1995. An impaired loan has a specific amount of the Company's reserves (allowance for losses) assigned to it whenever the collateral's fair value, net of selling costs, is less than the Company's recorded investment in the loan, after amounts charged off to reserves are deducted. Generally, impaired loans not requiring a special allowance under SFAS No. 114 have already been written down or have a net collateral fair value which exceeds the loan balance.

- --------------------------

                                                                               Related
                                                             Recorded     SFAS No. 114
                                                        Investment in    Allowance for
                                                       Impaired Loans           Losses
                                                       --------------    -------------
Impaired loans requiring a SFAS No. 114 allowance:
 Single Family                                          $         ---     $        ---
 Multifamily                                                      ---              ---
 Commercial Real Estate                                     1,169,000          293,000
 Other                                                        258,000           65,000
                                                        -------------     ------------

                                                            1,427,000     $    358,000
                                                        -------------     ============

Impaired loans not requiring a SFAS No. 114 allowance:
 Single Family                                                    ---
 Multifamily                                               34,636,000
 Commercial Real Estate                                    18,658,000
 Other                                                            ---
                                                         ------------

                                                           53,294,000
                                                         ------------

Total                                                    $ 54,721,000
                                                         ============

The $53,294,000 of loans reported as impaired loans not requiring a SFAS No. 114 allowance are classified in this manner because, as of June 30, 1995, the recorded investment in these loans have been reduced to their collateral fair value, net of selling costs, by $8,114,000 of specific chargeoffs to the Company's reserves.

At June 30, 1995, the recorded investment in impaired loans requiring a SFAS No. 114 allowance had been reduced in 1994 by specific chargeoffs to the Company's reserve for possible losses of $300,000.

Total interest income recognized on loans designated as impaired for the second quarter and the six months ended June 30, 1995 was $572,000 and $801,000, respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the second quarter of 1995 was approximately $49,000,000.

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

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Not Applicable

Item 5.    Other Information
           -----------------
           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           A.   Exhibit 11 Statement of Computation of Earnings Per Share.

           B. On July 24, 1995, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on July 21, 1995 to the business community of its earnings for the quarter and six months ended June 30, 1995.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        FIRST REPUBLIC BANCORP INC.



Date:  July 28, 1995
                                      /s/JAMES H. HERBERT, II
                                      ---------------------------------------
                                         JAMES H. HERBERT, II
                                         President and Chief Executive Officer





Date:  July 28, 1995                  /s/WILLIS H. NEWTON, JR.
                                      --------------------------------------
                                         WILLIS H. NEWTON, JR.
                                         Sr. Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)