Form 10-Q
period 1995-09-30
FIRST REPUBLIC BANCORP INC
filed 1995-11-13
CIK 770975

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For Quarter Ended                                   Commission
September 30, 1995                               File No. 0-15882
------------------                               ----------------

                   FIRST REPUBLIC BANCORP INC.
                   ---------------------------
                   (Exact name of registrant as
                    specified in its charter)


   Delaware                                         94-2964497
----------------                                    ----------
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

Common Stock, par value $.01 per share, of First Republic Bancorp
Inc. outstanding at November 6, 1995, 7,362,822 shares.

                   First Republic Bancorp Inc.
                            Form 10-Q

                       September 30, 1995

                              Index

                                                                    PAGE
                                                                    ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet -
           September 30, 1995 and December 31, 1994                    3

           Consolidated Statement of Income - Nine Months
           and Quarter Ended September 30, 1995 and 1994               5

           Consolidated Statement of Cash Flows -
           Nine Months ended September 30, 1995 and 1994               6

           Notes to Consolidated Financial
           Statements                                                  7

  Item 2 - Management's Discussion and

           Analysis of Financial Condition
           and Results of Operations                                   8

PART II - OTHER INFORMATION                                           29

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES                                                            30

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



  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                September 30,          December 31,
                                                                     1995                  1994
                                                                -------------          ------------
                                                                  (Unaudited)

ASSETS
  Cash                                                           $ 14,238,000          $ 16,920,000
  Federal funds sold and short term investments                     9,000,000            15,500,000
  Interest bearing deposits at other financial institutions                --               198,000
  Investment securities (net)                                     141,651,000           129,628,000
  Federal Home Loan Bank Stock, at cost                            29,923,000            28,527,000
                                                                  -----------           -----------
                                                                  194,812,000           190,773,000

Loans
  Single family (1-4 unit) mortgages                              919,917,000           815,010,000
  Multifamily (5+ units) mortgages                                352,016,000           367,750,000
  Commercial real estate mortgages                                290,602,000           249,119,000
  Commercial business loans                                         4,177,000             5,621,000
  Single family construction                                       15,772,000            14,227,000
  Multifamily/commercial construction                               6,537,000            10,658,000
  Equity lines of credit                                           26,870,000            28,137,000
  Leases, contracts and other                                       1,062,000               975,000
  Loans held for sale                                               9,511,000             7,166,000
                                                                -------------         -------------
                                                                1,626,464,000         1,498,663,000

Less
  Unearned loan fee income                                         (5,536,000)           (6,816,000)
  Reserve for possible losses                                     (17,454,000)          (14,355,000)
                                                                -------------         -------------
   Net loans                                                    1,603,474,000         1,477,492,000

  Accrued interest receivable                                      12,220,000            10,172,000
  Purchased servicing and premium on sale of loans                    549,000               793,000
  Prepaid expenses and other assets                                14,971,000            15,489,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                                  4,353,000             4,100,000
  Real estate owned (REO)                                          12,085,000             8,500,000
                                                                -------------         -------------

                                                               $1,842,464,000        $1,707,319,000
                                                                =============         =============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                September 30,           December 31,
                                                                     1995                   1994
                                                                -------------           ------------
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Customer deposits
  Passbook and MMA accounts                                    $  162,557,000          $ 138,726,000
  Investment certificates                                         935,375,000            810,107,000
                                                                -------------           ------------
   Total customer deposits                                      1,097,932,000            948,833,000

  Interest payable                                                 13,298,000             12,332,000
  Other liabilities                                                 3,349,000              3,511,000
  Federal Home Loan Bank advances                                 556,530,000            570,530,000
  Other borrowings                                                    162,000                650,000
                                                                -------------          -------------
   Total senior liabilities                                     1,671,271,000          1,535,856,000

  Senior subordinated debentures                                    9,974,000              9,978,000
  Subordinated debentures                                          19,594,000             19,699,000
  Convertible subordinated debentures                              34,500,000             34,500,000
                                                                -------------          -------------
   Total liabilities                                            1,735,339,000          1,600,033,000
                                                                -------------          -------------

Stockholders' equity
  Common stock                                                         78,000                 78,000
  Capital in excess of par value                                   74,894,000             74,745,000
  Retained earnings                                                39,003,000             39,438,000
  Deferred compensation -- ESOP                                      (162,000)              (650,000)
  Treasury shares, at cost                                         (5,513,000)            (4,315,000)
  Unrealized loss-available for sale securities                    (1,175,000)            (2,010,000)
                                                                -------------           ------------
   Total stockholders' equity                                     107,125,000            107,286,000
                                                                -------------           ------------

                                                               $1,842,464,000         $1,707,319,000
                                                               ==============         ==============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)

                                                                    QUARTER ENDED                      NINE MONTHS ENDED
                                                                    September 30,                        September 30,
                                                               --------------------------         --------------------------
                                                                   1995           1994               1995            1994
                                                               -----------    -----------         -----------    -----------
Interest income:
  Interest on real estate and other loans                      $32,890,000    $25,688,000        $ 93,211,000    $73,355,000
  Interest on investments                                        3,200,000      2,436,000           9,095,000      5,870,000
                                                               -----------    -----------         -----------    -----------
   Total interest income                                        36,090,000     28,124,000         102,306,000     79,225,000
                                                               -----------    -----------         -----------    -----------

Interest expense:
  Interest on thrift accounts                                   16,424,000     10,708,000          45,052,000     29,148,000
  Interest on notes, debentures and other borrowings            10,785,000      8,146,000          32,507,000     21,107,000
                                                               -----------    -----------         -----------    -----------
   Total interest expense                                       27,209,000     18,854,000          77,559,000     50,255,000
                                                               -----------    -----------         -----------    -----------

Net interest income                                              8,881,000      9,270,000          24,747,000     28,970,000
Provision for losses                                             2,500,000      1,502,000          12,715,000      7,182,000
                                                               -----------    -----------         -----------    -----------
Net interest income after provision for losses                   6,381,000      7,768,000          12,032,000     21,788,000
                                                               -----------    -----------         -----------    -----------

Non-interest income:
  Servicing fees, net                                              646,000        719,000           2,027,000      1,709,000
  Loan and related fees                                            345,000        309,000             890,000      1,147,000
  Gain (loss) on sale of loans                                       9,000        356,000             (36,000)       482,000
  Recovery on investment securities                                      0              0             141,000              0
  Other income                                                     198,000         47,000             231,000        290,000
                                                               -----------    -----------         -----------    -----------
   Total non-interest income                                     1,198,000      1,431,000           3,253,000      3,628,000
                                                               -----------    -----------         -----------    -----------

Non-interest expense:
  Salaries and related benefits                                  1,857,000      1,551,000           5,453,000      5,197,000
  Occupancy                                                        691,000        625,000           2,015,000      1,841,000
  Advertising                                                      345,000        429,000           1,128,000      1,434,000
  Professional fees                                                177,000        129,000             430,000        405,000
  FDIC insurance premiums                                           99,000        476,000           1,159,000      1,332,000
  REO costs and losses                                             720,000        315,000           1,728,000        862,000
  Other general and administrative                               1,485,000      1,376,000           4,191,000      4,509,000
                                                               -----------    -----------         -----------    -----------
   Total non-interest expense                                    5,374,000      4,901,000          16,104,000     15,580,000
                                                               -----------    -----------         -----------    -----------

Income (loss) before income taxes                                2,205,000      4,298,000            (819,000)     9,836,000
Provision for (benefit from) income taxes                          884,000      1,746,000            (384,000)     4,095,000
                                                               -----------    -----------         -----------    -----------
Net income (loss)                                               $1,321,000     $2,552,000           $(435,000)    $5,741,000
                                                               ===========    ===========         ===========    ===========
Net income adjusted for effect of convertible
  issue, used for fully diluted EPS                            $ 1,721,000     $2,951,000         $        --     $6,939,000
                                                               ===========    ===========         ===========    ===========

Primary earnings (loss) per share                              $      0.17    $      0.32         $     (0.06)   $      0.71
                                                               ===========    ===========         ===========    ===========
Weighted average shares - primary                                7,605,648      8,026,378           7,594,484      8,043,858
                                                               ===========    ===========         ===========    ===========
Fully diluted earnings (loss) per share                        $      0.17    $      0.28         $     (0.06)   $      0.66
                                                               ===========    ===========         ===========    ===========
Weighted average shares - fully diluted                         10,129,927     10,551,059          10,127,290     10,574,606
                                                               ===========    ===========         ===========    ===========

FIRST REPUBLIC BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                           Nine Months ended
                                                                           -----------------
                                                                             September 30,
                                                                             -------------
                                                                      1995                    1994
                                                                -------------             -----------

Operating Activities
  Net Income (loss)                                              $   (435,000)            $ 5,741,000
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Provision for losses                                          12,715,000               7,182,000
     Provision for depreciation and amortization                    3,002,000               1,898,000
     Amortization of loan fees                                     (2,894,000)             (3,312,000)
     Amortization of loan servicing fees                              257,000                 573,000
     Amortization of investment securities discounts                  (33,000)                 (5,000)
     Amortization of investment securities premiums                   202,000                 156,000
     Loans originated for sale                                    (78,290,000)            (82,799,000)
     Loans sold into commitments                                   77,356,000              84,854,000
     Decrease in deferred taxes                                           ---                 486,000
     Net (gains) losses on sale of loans                               36,000                (482,000)
     Increase in interest receivable                               (3,109,000)             (2,343,000)
     Increase in interest payable                                     966,000               1,702,000
     Increase in other assets                                      (1,117,000)             (1,879,000)
     Decrease in other liabilities                                   (162,000)             (3,852,000)
                                                                  -----------              ----------
     Net Cash Provided By Operating Activities                      8,494,000               7,920,000

Investment Activities
     Loans originated                                            (354,833,000)           (540,964,000)
     Loans purchased                                               (4,181,000)                    ---
     Other loans sold                                                     ---             131,408,000
     Principal payments on loans                                  204,770,000             213,929,000
     Purchases of investment securities                           (17,412,000)            (48,133,000)
     Sale of investment securities                                     15,000                     ---
     Repayments of investment securities                            9,075,000               8,307,000
     Net decrease in short term investments                           198,000                 295,000
     Additions to fixed assets                                     (1,053,000)               (767,000)
     Net proceeds from sale of real estate owned                   11,804,000               7,417,000
                                                                 ------------            ------------
     Net Cash Used by Investing Activities                       (151,617,000)           (228,508,000)

Financing Activities
     Net increase in passbook and MMA accounts                     23,831,000               9,927,000
     Issuance of investment certificates                          328,402,000             305,467,000
     Repayments of investment certificates                       (203,134,000)           (164,769,000)
     Increase (decrease) in long-term FHLB advances               (44,000,000)             87,000,000
     Repayments of other long-term borrowings                        (488,000)               (412,000)
     Net increase (decrease) in short-term borrowings              30,000,000             (22,380,000)
     Decrease in deferred compensation - ESOP                         488,000                 412,000
     Repayments of subordinated debentures                           (109,000)                (25,000)
     Issuance of subordinated debentures                                  ---               2,965,000
     Proceeds from employee stock purchase plan                        65,000                  98,000
     Proceeds from common stock options exercised                      84,000                 264,000
     Purchase of treasury stock                                    (1,198,000)               (631,000)
                                                                  -----------            ------------
     Net Cash Provided by Financing Activities                    133,941,000             217,916,000

     Decrease in Cash and Cash Equivalents                         (9,182,000)             (2,672,000)

     Cash and Cash Equivalents at Beginning of Period              32,420,000              38,786,000
                                                                 ------------            ------------
     Cash and Cash Equivalents at End of Period                  $ 23,238,000            $ 36,114,000
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

These interim financial statements should be read in conjunction with the Company's 1994 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter and nine months ended September 30, 1995 should not be considered indicative of results to be expected for the full year.

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. SFAS No. 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. The Statement encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of SFAS 123. If the Company adopts the fair value based method of SFAS No. 123, a higher compensation cost would result for fixed stock option plans and a different compensation cost will result for the Company's contingent or variable stock option plans. The recognition provisions and disclosure requirements of SFAS 123 are effective January 1, 1996, but may be applied immediately.
Although it is unlikely that the Company will adopt the recognition provisions of SFAS 123, this determination has not yet been made.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

The Company is primarily engaged in originating residential real estate secured loans on single family residences. The Company's loan portfolio also contains loans secured by commercial properties and multifamily properties. Currently, the Company's strategy in California is to emphasize the origination of single family loans and to limit the origination of multifamily and commercial real estate mortgage loans. Lending activities in Las Vegas are primarily focused on single family and multifamily residential construction projects and permanent mortgage loans on income properties. The Company emphasizes its real estate lending activities in San Francisco, Los Angeles, Las Vegas, and San Diego because of the proximity of its loan offices and the experience of executive management with real estate in these areas. In addition to the Company performing an underwriting analysis on each borrower and obtaining independent property appraisals, an officer of the Company generally visits each property or project prior to the closing of new loans.

During the first nine months of 1995, the Company continued its focus on single family lending, but the level of loan originations has been reduced from the prior year as a result of average interest rates being higher and secondary market conditions severely limiting the amount of loans sold or originated for sale to investors. Total loans of all types originated by the Company in 1994 were $784.5 million, and loan sales were $217.0 million in 1994. For the nine months ended September 30, 1995, the Company originated $433.1 million of loans and loan sales were $77.4 million, as compared to loan originations of $623.8 million and loan sales of $216.3 million for the nine months ended September 30, 1994. The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $821.4 million in loans at September 30, 1995.

-------------------

The following table presents certain performance ratios and share data information for the Company for the last three years and the first nine months of the current and prior years.

                                                         At or for the nine months                At or for the Year
                                                            Ended September 30,                   Ended December 31,
                                                         -------------------------      -----------------------------------
                                                            1995           1994          1994           1993          1992
                                                          -------        -------        ------         ------        ------

Performance Ratios:
 Return on average assets*                                  (0.03)%         0.50%         0.47           0.97%         1.06%
 Return on average equity*                                  (0.54)          7.12          6.77          12.65         14.10
 Average equity to average assets                            6.06           7.08          6.94           7.63          7.51
 Leverage ratio                                              5.88           6.91          6.43           7.65          7.58
 Total risk-based capital ratio                             15.14          16.52         16.32          17.62         16.90
 Net interest margin*                                        1.90           2.57          2.47           3.25          3.30
 Non-interest expense to average assets*                     1.08           1.29          1.28           1.33          1.30
 Nonaccruing assets to total assets                          2.73           2.98          2.41           1.55          1.54
 Nonaccruing assets and performing restructured
   loans to total assets                                     3.60           3.62          3.43           2.00          1.81
 Net loan chargeoffs to average loans*                       0.82           0.56          0.58           0.44          0.74
 Reserve for possible losses to total loans                  1.07           1.00          0.96           1.01          1.19
 Reserve for possible losses to nonaccruing loans              46%            34%           44%           109%          133%

Share Data:
 Common shares outstanding                               7,350,446      7,713,030     7,444,703      7,718,791     7,716,086
 Tangible book value per fully-diluted common share         $14.56         $14.29        $14.40         $13.58        $11.94

-------------------------------
*Nine months data is annualized

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

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $703 million of FHLB advances at September 30, 1995. Such advances are collateralized by real estate mortgage loans and $556.5 million has been advanced at September 30, 1995. Membership in the FHLB provides First
Thrift with an alternative funding source for its loans.

First Thrift, whose deposits are insured by the FDIC BIF, operates three branches in San Francisco, a recently opened branch in San Rafael in Marin County north of San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. First Thrift is approved for an additional branch in San Francisco which is expected to open in November 1995. As of September 30, 1995, First Thrift had total assets of $1,758,141,000, tangible shareholder's equity of $125,945,000 and total capital (consisting of tangible shareholder's equity, subordinated capital notes and reserves) of $152,668,000. At September 30, 1995, First Thrift's tangible shareholder's equity as a percentage of total assets was 7.16% and its total capital as a percentage of risk adjusted assets was 12.77%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at 7.24%, using Tier 1 capital (as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

LIQUIDITY
---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At September 30, 1995, the investment securities portfolio of $141,651,000, plus cash and short term investments of $23,238,000, amounted to $164,889,000, or 8.9% of total assets. At September 30, 1995, substantially all of the Company's investments mature within twelve months or are adjustable rate in nature. At September 30, 1995, the Company owned no investments of a trading nature.

Additional sources of liquidity at September 30, 1995 are provided by borrowings collateralized by investment securities of approximately $110,000,000 and available unused FHLB advances of approximately $145,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.


ASSET AND LIABILITY MANAGEMENT
------------------------------

Management seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company emphasizes the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at September 30, 1995 approximately 66% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, the Company's loans contain interim rate increase caps or limitations which can contribute to a further lagging of rates earned on loans. At the end of 1993, the Company maintained a positive 21% one year cumulative gap in anticipation of the possibility of rising interest rates. Throughout 1994, the Company continued to seek opportunities to extend the repricing terms of deposit liabilities, even though the yield curve was very steep, and short term interest rates were well below interest rates for 18 months or longer. At September 30, 1995, approximately 96% of the Company's interest-earning assets and 82% of interest-bearing liabilities will reprice within the next year and the Company's one-year cumulative GAP is positive 17.9%. Despite the Company's positive repricing position at December 31, 1994 and throughout 1995, the Company's net interest margin decreased in the first and second quarters of 1995 but has increased slightly in the third quarter. Important factors include the cost of the Company's FHLB advances, mortgage loan repricings being subject to interim limitations on asset repricings, most restructured loans are paying subsidized rates, the Company's strategy to

-----------------------------------------

increase its home loans which carry lower margins, the lagging nature of COFI, and, until recently, marginal liability costs exceeding the yield which can be earned initially on new home loans.
If interest rates remain near the current level and actual loan repayment rates are similar to projected repayment rates, the Company's most recent interest rate risk model indicates that further improvement in the Company's net interest margin is expected for the fourth quarter of 1995.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at September 30, 1995. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. See "-Results of Operations" for a discussion of the reduction in the Company's net interest spread for the quarter and nine months ended September 30, 1995. A portion of the Company's adjustable loans carry minimum interest rates, or floors, which became the effective loan yield as rates declined throughout 1992 and 1993, and approximately $209,888,000 of such loans remain at these minimum interest rates and have not yet repriced upwards as of September 30, 1995. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at September 30, 1995:

                                                    FIRST REPUBLIC BANCORP
                                            ASSET & LIABILITY REPRICING SENSITIVITY
                                                      September 30, 1995
                                                            (000's)


                                 3 Months     3 to       6 to       1 to       2 to       Over   Non Interest
ASSETS:               Immediate   or Less   6 Months  12 Months   2 Years    5 Years    5 Years   Sensitive      TOTAL
                      ---------  --------   --------  ---------   -------    -------    -------   ---------    ---------
Loans (1)                     0   836,520    609,761    102,413    11,292     36,168     30,310          0     1,626.464

Securities                    0   146,258     10,810     14,506         0          0          0          0       171,574

Cash & short-term
 investments             14,238     9,000          0          0         0          0          0          0        23,238

Non-interest bearing
 assets, net                  0         0          0          0         0          0          0     21,188        21,188
                         ------   -------    -------    -------    ------     ------     ------     ------     ---------
 TOTAL                   14,238   991,778    620,571    116,919    11,292     36,168     30,310     21,188     1,842,464



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

Passbooks & MMA's  (2)        0   137,582     14,079      7,360     3,536          0          0          0       162,557

Investment Certificates:
 100K or greater              0    14,966     12,468     15,951     7,928      2,869          0          0        54,182
 < 100K                       0   184,870    207,155    285,715   155,974     47,377        102          0       881,193

FHLB advances-long term       0   155,000    288,530     35,000         0      8,000     40,000          0       526,530

FHLB advances-short-term      0    30,000          0          0         0          0          0          0        30,000

ESOP debt                   162         0          0          0         0          0          0          0           162

Other liabilities             0         0          0          0         0          0          0     16,647        16,647

Subord debt                   0         0          0          0         0      1,537     62,531          0        64,068

Equity                        0         0          0          0         0          0          0    107,125       107,125
                            ---   -------    -------    -------   -------     ------    -------    -------     ---------
 TOTAL                      162   522,418    522,232    344,026   167,438     59,783    102,633    123,772     1,842,464



Repricing Assets
 over (under) liab       14,076   469,360     98,339   (227,107) (156,146)   (23,615)   (72,323)  (102,584)            0

Effect of swaps               0    25,000          0          0         0          0    (25,000)         0             0
                         ------   -------     ------   --------  --------    -------    -------   --------     ---------        -
Hedged gap               14,076   444,360     98,339   (227,107) (156,146)   (23,615)   (47,323)  (102,584)            0
                         ======   =======     ======   ========  ========    =======    =======   ========     =========
Gap as % of
 Total assets             0.76%    24.12%      5.34%    -12.33%    -8.47%     -1.28%     -2.57%     -5.57%         0.00%
                         ======   =======     ======   ========  ========    =======    =======   ========     =========

Cumulative gap           14,076   458,436    556,775    329,668   173,522    149,907    102,584          0             0
                         ======   =======    =======   ========  ========    =======    =======   ========     =========

Cumulative gap            0.76%    24.88%     30.22%     17.89%     9.42%      8.14%      5.57%      0.00%         0.00%
 as % of assets          ======   =======    =======   ========  ========    =======    =======   ========     =========


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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,215,000,000 which terminate in periods ranging from November 1995 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 13% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements. At September 30, 1995, First Thrift also owned certain shorter-term interest rate cap contracts purchased in 1994 as protection against further increases in interest rates during 1995 and 1996. Monthly repricing caps in the notional principal amount of $150,000,000 carry a strike rate which increases from 6.75% to 8.92% over the period from April 1995 to maturity in July 1996 and $50,000,000 of interest rate caps carry a strike rate of 8% until maturity in December 1996. The cost of interest rate cap transactions is amortized over their lives and totaled $1,278,000 and $841,000 for the nine months ended September 30, 1995 and 1994, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At September 30, 1995, the Company had entered into interest rate swaps with the FHLB in the notional principal amount of $25,000,000 to convert the fixed rate on certain long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of over 10 years at September 30, 1995, has reduced the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

Since 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances require no deposit insurance premiums and operational overhead costs are less than for deposits. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At September 30, 1995, total FHLB advances outstanding were $556,530,000.

------------------------------------------

Of this amount, $503,330,000 had an original maturity of 10 years or more and $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives.

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of thrift balances which may be raised to twenty times its shareholder's equity. At September 30, 1995, based on the amount of deposits outstanding, First Thrift was required to maintain minimum shareholder's equity of approximately $52,300,000, compared with actual shareholder's equity of $125,945,000.

CAPITAL RESOURCES
-----------------

The Company continues to maintain a strong capital base. At September 30, 1995 the Company's total capital, including total stockholders' equity, debentures and reserves was $188,647,000. Total stockholders' equity at September 30, 1995 has decreased by $161,000 since December 31, 1994. This decrease results from the net loss of $435,000 for the first nine months of 1995 and the purchase of 111,003 treasury shares at a cost of $1,198,000. There was an increase of $835,000 in the market value of the Company's portfolio of adjustable rate perpetual preferred stocks, which are classified as securities available for sale because they carry no stated maturity.

First Republic is not a bank holding company, and unlike First Thrift and First Republic Savings Bank, is not directly regulated or supervised by the FDIC, nor is it regulated by the Federal Reserve Board or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at September 30, 1995 its leverage ratio would have been 5.88%, and its total risk based capital ratio would have been 15.1%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital and are not limited to 50% of Tier 1 capital.

During the first quarter of 1995, the Company acquired 53,603 treasury shares which completed the repurchase of 406,000 shares of common stock previously approved for repurchase by the Board of Directors. In March 1995, the Company's Board of Directors authorized for repurchase from time to time up to an additional 250,000 shares of common stock. Repurchases of an additional 57,400 shares of common stock in March and April 1995 brought total treasury shares repurchased to 463,400 at September 30, 1995.

During the first quarter of 1995, First Republic received from First Thrift dividends of $400,000 representing approximately 24% of First Thrift's earnings for the first quarter. First Republic received no dividends from First Thrift during the second or third quarter. First Republic also received interest payments of $790,000 from First Thrift for the nine months ended September 30, 1995. Also, First Republic has received dividends of $116,000 from First Republic Savings Bank, representing 14% of that subsidiary's earnings for the first six months of 1995; dividends of $66,000 for the third quarter will be paid in November. The ability of First Republic to receive future dividends and other payments from the Thrifts depends upon the operating results and capital levels of the Thrifts, restrictions upon such payments imposed by creditors of the Thrifts, FDIC regulations and other governmental regulations governing the Thrifts.

RESULTS OF OPERATIONS -  Quarter Ended September 30, 1995 Compared
-----------------------  -----------------------------------------
                         to Quarter Ended September 30, 1994
                         -----------------------------------

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

During the third quarter of 1995, First Republic's total assets grew to $1,842,464,000 at September 30, 1995 from $1,817,145,000 at June
30, 1995, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the third quarter of 1995 were $154,567,000, compared to $171,287,000 for the second quarter of 1995 and $172,209,000 for the third quarter of 1994. The level of single family loans originated in the third quarter of 1995 was comparable to those originated in the second quarter of 1995, while there was a reduction in multifamily and construction lending from the prior quarter. Single family loan volume was at a higher
level for most of 1994, including the third quarter of 1994.   Single
family loans originated in the third quarter of 1995 were $107,800,000 compared to $139,400,000 in the third quarter of 1994 and $599,100,000 for all of 1994.

Mortgage banking activity resulted in the sale of $41,979,000 of single family loans to secondary market investors during the third quarter of 1995, compared with $25,071,000 in the third quarter of 1994. The Company's portfolio of real estate loans serviced for secondary market investors decreased to $821,419,000 at September 30, 1995 from $843,144,000 at December 31, 1994, as prepayments of existing loans serviced exceeded loan sales. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

The Company reported net income of $1,321,000 for the third quarter of 1995 as compared to net income of $2,552,000 in the same quarter of 1994. Fully diluted earnings per share was $0.17 for the third quarter of 1995, compared to $0.28 for the similar period in 1994. First Republic's operating results for the quarter ended September 30, 1995 were reduced by (i) the level of provision for loan losses (ii) the continuing level of non-earning assets due, in part, to the Northridge earthquake, and (iii) lower margins compared to a year ago as a result of the rapid increase in market rates of interest in 1994.

Total interest income increased to $36,090,000 for the third quarter of 1995 from $28,124,000 for the third quarter of 1994. Interest income on real estate and other loans increased to $32,890,000 for the third quarter of 1995, compared to $25,688,000 in 1994. The average yield on loans increased to 8.16% in the third quarter of 1995 from 7.93% for the second quarter of 1995 and was 7.35% for the third
quarter of 1994.   Originations of new adjustable rate loans in the
last nine months of 1994 and the first six months of 1995 were generally at initial interest rates which are below market interest rates and adjustable based on the 11th District COFI index. Many of the Company's newest ARM loans are scheduled to reprice on a monthly basis after an initial one-to-three month period. The Company's yield on loans is affected by market rates, the level of adjustable rate loan indexes, the effect of an increased percentage of single family loans earning relatively low initial rates of interest and the level of nonaccrual loans. The Company's net loans receivable outstanding increased from $1,498,663,000 at December 31, 1994 to $1,626,464,000 at September 30, 1995.  As a percentage of the Company's permanent loan

RESULTS OF OPERATIONS- Quarter Ended September 30, 1995 Compared
---------------------- -----------------------------------------
                       to Quarter Ended September 30, 1994 (Continued)
                       -----------------------------------------------

portfolio, loans secured by single family residences increased to 59% at September 30, 1995 from 53% at September 30, 1994.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a higher average rate. Such interest income was $3,200,000 in the third quarter of 1995 compared to $2,436,000 in the same period of 1994. The average investment position was $188,242,000 during the third quarter of 1995 and earned 7.00% compared to an average position of $186,653,000 earning 5.23% during the third quarter of 1994. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the third quarter has increased to $27,209,000 in 1995 from $18,854,000 in 1994. Total interest expense consists of two components - interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and certificates of deposit), increased to $16,424,000 in the third quarter of 1995 from $10,708,000 in the third quarter of 1994. The average rate paid on deposits was 6.10% for the third quarter of 1995, compared to 5.97% for the second quarter of 1995 and 4.83% for the third quarter of 1994. Interest expense on other borrowings increased to $10,785,000 in the third quarter of 1995 from $8,146,000 in the third quarter of 1994, as a result of a higher average rate paid on a higher average level of FHLB advances. The average rate paid on all non-deposit interest-bearing liabilities has increased more rapidly than the average rate paid on deposits and was 6.93% for 1995's third quarter compared to 7.13% for 1995's second quarter and 5.51% for 1994's third quarter. The average rate paid on the Company's other borrowings and FHLB advances, excluding longer term debentures, was 6.70% for the third quarter of 1995, compared to 6.92% for the second quarter of 1995, 5.10% for the third quarter of 1994 and 4.40 % for the second quarter of 1994; thus the average rate paid on these liabilities, primarily FHLB advances, increased 230 basis points (2.30%) from the second quarter of 1994 to the third quarter of 1995.

The Company's net interest income was $8,881,000 for the third quarter of 1995, compared to $9,270,000 for the third quarter of 1994, as a result of earning a lower spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 1.99% for the third quarter of 1995, compared to 2.34% for the same period of 1994. The decrease in net interest income and net interest margin resulted primarily from the cost of treasury based adjustable rate FHLB advances exceeding the yield earned on certain treasury-based adjustable rate single family mortgage loans originated in the lower interest rate environment of 1994 and 1993. Other effects include the reduced yields on new single family adjustable rate loans and the level of nonearning loans.

Throughout 1994, and continuing through March 31, 1995, the cost of FHLB advances increased more rapidly than the cost of the Company's deposits, due to rapidly rising short term interest rates. The
Company's advances have interest rates which generally adjust semiannually and to a lesser extent annually, with repricing points spread throughout the year. There are no limitations or interim caps on the amount that the interest rate on FHLB advances may increase.
Thus, at each repricing point, the cost of an FHLB advance fully reflects market rates. Most of the Company's adjustable mortgage loans have

RESULTS OF OPERATIONS- Quarter Ended September 30, 1995 Compared
---------------------- -----------------------------------------
                       to Quarter Ended September 30, 1994 (Continued)
                       -----------------------------------------------

interim rate increase limitations. This adverse trend was reversed somewhat during the third quarter of 1995, as the weighted average cost of the Company's FHLB advances decreased as a result of the decline in market rates; if interest rates stabilize at their current level, such FHLB average cost should decrease further by approximately 15 basis points (0.15%) by December 31, 1995.

The Company's net interest margin has also been adversely impacted as a result of the lagging nature of the 11th District Cost of Funds Index ("COFI"). From early 1994 to early 1995, short-term market rates of interest increased 350 basis points (3.50%) while COFI initially decreased and entered 1995 up only 50 basis points (0.50%). During the first nine months of 1995, short term market rates declined but at September 30, 1995 were still approximately 200 basis points (2.0%) above the early 1994 level; however, COFI increased to approximately 5.1% at June 30, 1995 and September 30, 1995, up 75 basis points (0.75%) since early 1995 and 125 basis points (1.25%) since early 1994. The average cost of the Company's deposits increased approximately 159 basis points (1.59%) during this time period, from 4.51% for the first quarter of 1994 to 6.10% for the third quarter of 1995.

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

Non-interest income for the third quarter of 1995 decreased to $1,198,000 from $1,431,000 in the third quarter of 1994, primarily due to a lower gain on sale of loans. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and purchased mortgage servicing rights, was $646,000 for the third quarter of 1995 compared to $719,000 for the same period of 1994, primarily due to a lower average balance of mortgage servicing rights. The average balance of the servicing portfolio decreased to $827,203,000 for the first nine months of 1995 compared to $849,652,000 for all of 1994. Total loans serviced were $821,419,000 at September 30, 1995 and $843,144,000 at December 31, 1994. The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees, on the outstanding loan balances serviced, which averaged approximately 0.37% for the first nine months of 1995 compared to 0.36% for all of 1994.

For the third quarter, loan and related fee income was $345,000 in 1995 as compared to $309,000 in 1994. This income category includes documentation and processing fees which vary with loan volume and market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity and market conditions.

The Company sells whole loans and loan participations in the secondary market under several specific programs. Loan sales were $41,979,000 for the third quarter of 1995 and $25,071,000 for the third quarter of 1994. Most of the loans sold in the third quarter of 1995 carried fixed rates for initial periods of 5 to 7 years before becoming adjustable. During the period of relatively low interest rates and the popularity of 15 year and 30 year fixed rate loan refinancings, which occurred until the second quarter of 1994, the focus of the Company's mortgage banking activities was to enter into formal commitments

RESULTS OF OPERATIONS- Quarter Ended September 30, 1995 Compared
---------------------- -----------------------------------------
                       to Quarter Ended September 30, 1994 (Continued)
                       -----------------------------------------------

and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has historically identified, from time to time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio.

The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains will fluctuate. The Company computes a gain or loss on sale at the time of sale by comparing sales price with carrying value and by calculating a capitalized premium, if any. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. The sale of loans resulted in net gains of $9,000 for the third quarter of 1995, compared to net gains of $356,000 for the same period of 1994. As a result of the higher level of mortgage interest rates since the second quarter of 1994, the Company's originations have been primarily adjustable rate mortgages for the Company's balance sheet. Additionally, the mix of such lending reflected reduced refinance activity by borrowers and increased home loan purchase activity in the Company's markets. Subject to future changes in interest rates, market conditions and other factors, the Company expects a relatively low level of loan sales to continue, resulting in minimal gains on the sale of loans.

Non-interest expense totaled $5,374,000 for the third quarter of 1995, compared to $4,901,000 for the same period in 1994. Because the Company's subsidiaries are insured by the FDIC's Bank Insurance Fund ("BIF"), the premiums charged for the third quarter of 1995 were reduced from $0.23 per $100 of deposits (23 basis points) to $0.04 per $100 of deposits (4 basis points), which reduced the FDIC premium expense from $476,000 in the third quarter of 1994 to $99,000 in the third quarter of 1995. Additionally, a refund from the FDIC to reduce the premium charged for the month of June 1995 from the higher level to the lower level was received and $146,000 of such refund is included in the other income for the quarter ended September 30, 1995. The Company's non-interest expense for the third quarter of 1995 included $720,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties compared to $315,000 in the third quarter of 1994; during the third quarter of 1995, the Company reduced by $400,000 the carrying value of certain land in the San Francisco Bay Area held as REO.

Since mid-1994, the Company has implemented a number of cost control measures resulting in a decrease in the dollar amount of costs to manage a larger balance sheet and expanded operations for the first
quarter of 1995 compared to the second quarter of 1994.   As a
percentage of total assets, recurring general and administrative expenses, excluding REO related costs, declined to 1.02% for the third quarter of 1995, compared to 1.08% for the second quarter of 1995, 1.14% for the first quarter of 1995, and 1.28% for all of 1994. The decline in this ratio in 1995 results from asset growth and successful cost control measures begun during the second quarter of 1994.

RESULTS OF OPERATIONS- Nine Months Ended September 30, 1995 Compared
---------------------- ---------------------------------------------
                       to Nine Months Ended September 30, 1994
                       ---------------------------------------

The following comments are made regarding the results of operations for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. The trend in income and expense items is generally consistent with the comparison of the third quarter of 1995 with the same quarter of 1994. Total interest income and interest expense have increased on a year-to-date basis, as a result of an increased average balance sheet and increased yields earned on assets and rates paid on liabilities, as presented in the following table. Net interest income has decreased due to the increased level of assets earning a lower interest rate spread, as the average rates paid on liabilities has increased more than the average yields earned on loans.

The decline in net income for the nine month period from $5,741,000 in 1994 to a net loss of $435,000 in 1995, is primarily due to the higher level of provisions for losses made in 1995 and to the lower level of net interest income in 1995. During the second quarter of 1995, the Company used approximately $6,400,000 of its previously established reserves to reduce the carrying value of specific assets and provided $8,750,000 for additional loan losses. Approximately 75% of such second quarter writedowns related to multifamily properties located in Los Angeles County which were adversely affected by the Northridge earthquake.

Non-interest income was $3,253,000 for the first nine months of 1995 as compared to $3,628,000 for the same period in 1994. Increases in net servicing fees were offset, primarily by a decrease in loan and related fees, net losses on sale of loans of $36,000 in 1995 compared to net gains on sale of loans of $482,000 in the same period in 1994, and a $177,000 non-recurring refund from the Thrift Guaranty Corporation received in the second quarter in 1994. Non-interest expense increased from $15,580,000 in 1994 to $16,104,000 in 1995.
An increase in REO related costs to $1,728,000 for the nine months ended September 30, 1995 from $862,000 in the same period 1994 was offset by a decline in general and administrative expenses, including advertising expense and FDIC premiums. As a percentage of average assets, noninterest expenses decreased to 1.08% for the first nine months of 1995 from 1.29% for the first nine months of 1994.

The following table presents for the first nine months of 1995 and 1994, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest on nonaccrual loans is included only to the extent recognized on a cash basis. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35%.

RESULTS OF OPERATIONS- Nine Months Ended September 30, 1995 Compared
---------------------- ---------------------------------------------
                       to Nine Months Ended September 30, 1994 (Continued)
                       ---------------------------------------------------

                                                                             Nine Months Ended September 30,
                                                       -----------------------------------------------------------------------
                                                                       1995                                1994
                                                       ---------------------------------      --------------------------------
                                                         Average                 Yields/        Average                Yields/
                                                         Balance     Interest     Rates         Balance     Interest    Rates
                                                       ---------     --------    -------      ---------     --------   -------
                                                                                    (In thousands)
Assets:
Interest-bearing deposits with other institutions      $   1,311      $    51      5.19%      $     731     $    28     5.11%
Short-term investments                                    20,211          960      6.33          36,261       1,142     4.20
Investment securities                                    164,106        8,379      6.81         119,721       4,713     5.25
Loans                                                  1,573,032       93,211      7.90       1,346,642      73,355     7.26
                                                       ---------      -------                 ---------      ------
 Total earning assets                                  1,758,660      102,601      7.78       1,503,355      79,238     7.03
                                                                      -------                                ------
Non interest-earning assets                               18,639                                 13,863
                                                       ---------                              ---------
 Total average assets                                 $1,777,299                             $1,517,218
                                                       =========                              =========

Liabilities and Stockholders' Equity:
Passbooks & MMA's                                      $ 141,065      $ 5,210      4.92%       $118,875      $ 2,970    3.33%
Investment certificates                                  883,360       39,842      6.01         716,079       26,178    4.87
                                                       ---------       ------                  --------       ------
 Total thrift certificates                             1,024,425       45,052      5.86         834,954       29,148    4.65

Other borrowings                                         566,431       28,185      6.63         501,410       16,893    4.49
Subordinated debentures                                   64,136        4,322      8.99          62,598        4,215    8.98
                                                       ---------       ------                 ---------       ------
 Total interest-bearing liabilities                    1,654,992       77,559      6.25       1,398,962       50,256    4.79
                                                                       ------                                 ------
Non interest-bearing liabilities                          14,564                                 10,790
Stockholders' equity                                     107,743                                107,466
                                                       ---------                              ---------
 Total average liabilities and stockholders' equity   $1,777,299                             $1,517,218
                                                       =========                              =========
Net interest spread                                                                1.53%                                2.24%
Net interest income and net interest margin                          $ 25,042      1.90%                     $ 28,982   2.57%
                                                                      =======                                 =======

The Company's balance sheet at September 30, 1995 is generally comparable to that at December 31, 1994. Total assets have increased $135,145,000 to $1,842,464,000. Loans held for sale increased $2,345,000 and other loans in the Company's portfolio increased $125,456,000, including an increase of $104,907,000 in single family mortgages. Funds were raised primarily by retail deposits which increased $149,099,000. The Company's reserve for possible losses was $17,454,000 at September 30, 1995, and there were nine foreclosed real estate properties resulting in other real estate owned with a value of $12,085,000.

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
-----------------------------------------------

The levels of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio, general economic conditions, and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased primarily the dollar amount and proportion of its loans secured by single family residences in 1994 and the first nine months of 1995. An amount equal to 95% of all net loan growth since December 31, 1993 is represented by growth in single family home loans.

-----------------------------------------------------------

                                         September 30,                December 31,
                                                            -------------------------------
                                              1995              1994                1993
                                         -------------      ------------       ------------
Loans:
Single family (1-4 units)                 $927,352,000      $820,078,000       $577,276,000
Multifamily (5+ units)                     352,016,000       367,750,000        387,757,000
Commercial real estate                     290,602,000       249,119,000        229,914,000
Multifamily/commercial construction          6,537,000        10,658,000          5,707,000
Single family construction                  15,772,000        14,227,000         14,512,000
Home equity credit lines                    26,870,000        28,137,000         31,213,000
                                         -------------     -------------      -------------
 Real estate mortgages subtotal          1,619,149,000     1,489,969,000      1,246,379,000

Commercial business and other                7,315,000         8,694,000          9,679,000
                                         -------------     -------------      -------------
 Total loans                             1,626,464,000     1,498,663,000      1,256,058,000

Unearned fee income                         (5,536,000)       (6,816,000)        (9,406,000)
Reserve for possible losses                (17,454,000)      (14,355,000)       (12,657,000)
                                         -------------     -------------      -------------
 Loans, net                             $1,603,474,000    $1,477,492,000     $1,233,995,000
                                         =============     =============      =============

The following table presents an analysis of the Company's loan portfolio at September 30, 1995 by property type and geographic location:

                         San Francisco Los Angeles San Diego  Other CA   Las Vegas                             Percent
$ in thousands                Bay Area     County    County      Areas      Nevada       Other      Total      By Type
                             ---------   --------   -------   --------    --------     -------    --------     -------
Property Type:
Single family (1-4 units)(1)  $620,914   $223,720   $21,032   $ 60,772    $ 11,073     $16,711    $ 954,222      58.6%
Multifamily (5+ units)         148,909     74,613       447     21,562     106,485         ---      352,016      21.6%
Commercial real estate         208,003     32,446     1,078      9,374      36,968       2,733      290,602      17.9%
Construction loans               2,660        610       ---        ---      19,039         ---       22,309       1.4%
Business loans                     ---      3,302     2,109        842         ---         ---        6,253       0.4%
CD backed loans/other              360        223        29        324         126         ---        1,062       0.1%
                              --------   --------   -------    -------    --------     -------   ----------     -----
 Total                        $980,846   $334,914   $24,695    $92,874    $173,691     $19,444   $1,626,464     100.0%
                              ========   ========   =======    =======    ========     =======   ==========     =====

Percent by location              60.3%      20.6%      1.5%       5.7%       10.7%        1.2%       100.0%

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

-----------------------------------------------------------

The following table presents nonaccruing loans and investments, REO, performing restructured loans and accruing single family loans over 90 days past due at the dates indicated.

                                                              September 30,                  December 31,
                                                                                   --------------------------------
                                                                     1995               1994                1993
                                                                -----------        -----------          -----------
Nonaccruing Loans:
 Single family                                                  $       ---        $       ---          $       ---
 Multifamily                                                     28,010,000         29,049,000            6,740,000
 Commercial real estate                                           9,962,000          3,400,000            4,862,000
 Other                                                              175,000            174,000               16,000
                                                                 ----------         ----------           ----------
   Total nonaccruing loans                                       38,147,000         32,623,000           11,618,000
Real estate owned ("REO")                                        12,084,000          8,500,000            9,961,000
Nonaccruing investments                                                 ---                ---              361,000
                                                                 ----------         ----------           ----------
   Total nonaccruing assets                                      50,231,000         41,123,000           21,940,000
Performing restructured loans                                    16,008,000         17,489,000            6,342,000
                                                                 ----------         ----------           ----------
   Total nonaccruing assets and performing restructured loans   $66,239,000        $58,612,000          $28,282,000
                                                                 ==========         ==========           ==========

Accruing single family loans more than 90 days past due         $ 2,899,000        $ 2,587,000          $ 1,390,000

Percent of Total Assets:
 Nonaccruing assets                                                   2.73%              2.41%                 1.55%
 Nonaccruing assets and performing restructured loans                 3.60%              3.43%                 2.00%
Ratio of reserve for possible losses to nonaccruing loans               46%                44%                  109%

At September 30, 1995, the dollar amount of the Company's nonaccruing assets after chargeoffs was $50,231,000, compared to $41,123,000 at December 31, 1994. At September 30, 1995, almost 50% of nonaccruing assets, or approximately $21,607,000 of loans and $2,903,000 of REO, were adversely impacted by the Northridge earthquake.

On January 17, 1994, the Northridge earthquake struck the Los Angeles area, causing significant damage to the freeway system and real estate values throughout the area. The Company's loans secured by low to moderate income multifamily properties were primarily affected by this event, either by direct property damage, loss of tenants, or economic difficulties resulting from lower rental revenues and higher vacancies. Certain of these multifamily properties have failed to return to pre-earthquake occupancy levels and values. Management has deemed the chargeoff of portions of these loans to be appropriate. Certain earthquake affected loans have been returned to nonaccrual status because of uncertainty about their ultimate collectability, even though the loans may have been paying for as much as 12 months. Such loans will be reviewed over the next six months for operating status and satisfactory payment history. Additionally, certain loans in Northern California which have been placed on nonaccrual status because of changes in the borrower's condition, the property's status or the loan's terms. As a result, the amount of nonaccrual loans and REO at June 30, 1995 and September 30, 1995 was higher than at December 31, 1994, as more fully discussed below.

During the second and third quarters of 1995, the Company continued to work with certain of its borrowers whose properties have been adversely impacted by the Los Angeles earthquake. First Republic has assisted its borrowers by modifying the terms of loans, including deferral or capitalization of interest payments, reduction of the rate of interest to be collected, and the waiver of principal and interest in certain cases. The Company has also assisted many of its borrowers in the application for federal, state, and local disaster relief funds, and has deferred the collection of payments on certain nonaccruing loans until the disaster relief process is concluded. Although the receipt of such funds has sometimes been denied or delayed, several of its borrowers are now receiving such assistance and are completing related

-----------------------------------------------------------

repairs. At September 30, 1995, management believes that the remaining multifamily assets continuing to be directly impacted by the earthquake represented approximately 2.6% of the Company's total assets. The Company has experienced increased delinquencies, additional loan loss provisions and higher partial loan chargeoffs as a result of this substantial natural disaster.

The following table summarizes the changes in the Company's nonaccrual loans during the third quarter of 1995. Nonaccrual loans are segmented by major geographical region and activity.

CHANGE IN NONACCRUAL
LOANS BY REGION

                                  Los Angeles        Northern
                                      County        California          Nevada              Total
                                  ------------     -----------        ---------         ------------
Balance June 30, 1995             $ 24,199,000     $14,417,000      $     4,000         $ 38,620,000

Additions to nonaccrual loans:
 New nonaccrual loans                  414,000       2,144,000        3,489,000            6,047,000
 Performing restructured loans
  returned to nonaccrual status        320,000             ---              ---              320,000

Deductions from nonaccrual loans:
 Chargeoffs to reserves             (1,071,000)     (1,209,000)          (3,000)          (2,283,000)
 Transfer to foreclosed assets      (1,011,000)     (3,009,000)             ---           (4,020,000)
 Transfer to performing status        (296,000)            ---              ---             (296,000)
 Cash proceeds received               (126,000)       (115,000)             ---             (241,000)
                                   -----------     -----------       ----------          -----------

Balance September 30, 1995        $ 22,429,000    $ 12,228,000      $ 3,490,000         $ 38,147,000
                                   ===========     ===========       ==========          ===========

Additions to nonaccrual loans during the third quarter of 1995 were primarily related to one apartment loan in Las Vegas, Nevada ($3,489,000) and four loans secured by income properties in Northern California ($2,144,000), all of which were less than three payments past due at June 30, 1995 and no additional payments were received.
A limited amount of loans secured by properties in Los Angeles County which were impacted by the earthquake became new nonaccrual loans ($414,000) or were returned to nonaccrual status ($320,000) as a result of developments in the third quarter, including cessation of payments, indications that future payments would not be received or the increased possibility of foreclosure.

Deductions from nonaccrual loans during the third quarter of 1995 resulted from chargeoffs to the Company's allowance for possible losses, actual foreclosures upon properties and the transfer of three loans from nonaccrual to performing status as the result of the borrower attaining a satisfactory payment history. Also, cash proceeds of $241,000 received during the third quarter of 1995 were used to reduce the carrying basis of nonaccrual loans. Chargeoffs on nonaccrual loans occur when the Company determines that the collateral value is reduced to other than temporary levels. Chargeoffs recorded in the third quarter of 1995 related both to loans which were on nonaccrual status at June 30, 1995 and to loans which were placed on nonaccrual status during the third quarter. While the future collateral value of these properties may change, the Company recorded chargeoffs to reduce the carrying basis of its nonaccrual loans to the estimated current collateral value, net of selling costs (See "Impaired Loans").
 --------------

-----------------------------------------------------------

Chargeoffs were $1,071,000 for loans secured by properties impacted by the earthquake, $1,209,000 for loans secured by properties in Northern California.

As of September 30, 1995, the amounts reported for REO, nonaccruing loans, and performing restructured loans have been reduced by previous chargeoffs of $1,931,000, $8,303,000 and $1,580,000, respectively.

At September 30, 1995, the Company's nonaccrual loans included $18,616,000 of loans which had been restructured, 75% as a result of the earthquake, including waiver or deferral of interest equivalent to more than four months or the forgiveness of principal in certain cases. As a result of the terms of these restructurings, such loans will be reported as nonaccrual loans until a satisfactory payment history is achieved and the Company believes its recorded investment in the loans is secure. During the third quarter of 1995, the Company received payments on these loans, which resulted in an average annualized yield of approximately 7.0% on the recorded investment in these loans.

The Company has granted forbearance as to principal and interest payments, generally amounting to two to four months of payments, on $9,458,000 of earthquake affected loans; at September 30, 1995, the Company has received twelve or more payments of forborne amounts on most of these loans, in addition to other contractually due amounts. These loans will be placed on nonaccrual status if the borrowers become unable to perform under the terms of these forbearance agreements. If losses result from the inability of borrowers to comply with these agreements, such losses of principal or forbearance interest will be charged to the Company's reserves.

As of September 30, 1995, $16,008,000 of modified loans are reported as performing restructured loans. Additional loan modifications, including loan restructurings, were completed in the third quarter of 1995 and additional modifications may be entered into with the Company's borrowers in future quarters.
For regulatory reporting purposes, the Company has reported two performing restructured loans totaling $8,459,000 as nonaccrual loans as of September 30, 1995. For each of these loans, the Company has been receiving monthly payments at a below market rate subsequent to an adequate cure period and a recent appraisal indicates that the fair value of the collateral exceeds the Company's recorded investment in the loan. The Company may complete a formal loan modification with one of these borrowers during the fourth quarter of 1995 to conform loan terms with the existing payment plan.

During the third quarter of 1995, six loans totaling $4,021,000
after partial chargeoff were transferred to REO.   Six REO
properties with a remaining June 30, 1995 book value totaling $4,323,000 were sold and the Company recovered proceeds in excess of the written down basis of these properties by approximately 15%. At September 30, 1995, the Company held as REO properties seven apartment buildings, one partially completed single family construction project and one parcel of land. The Company's policy is to attempt to resolve problem assets reasonably quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as promptly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition.

-----------------------------------------------------------

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

Since inception through September 30, 1995, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. The Company's cumulative single family loan loss experience is 0.06% on all loans originated. As of September 30, 1995, the Company has not experienced any losses on its permanent loan portfolio secured by real estate located in the Las Vegas market. Collectively, these two categories represented 67% of the Company's total loans at September 30, 1995.

As a percentage of nonaccruing loans, the reserve for possible losses was 44% at December 31, 1994 and 46% at September 30, 1995. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels. The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due and restructured loans in assessing the adequacy of its total reserves. In addition, the Company follows procedures for reviewing and grading all of the larger income property loans in its portfolio on a periodic basis. Based predominately upon that continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

Although substantially all nonaccrual loans and loans that were adversely affected by the earthquake have been reduced to their currently estimated collateral fair value (net of selling costs) at September 30, 1995, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

-----------------------------------------------------------

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                       Nine Months Ended               Year Ended
                                                          September 30,               December 31,
                                                                                ------------------------
                                                               1995              1994              1993
                                                              ------            ------            ------

Reserve for Possible Losses:
Balance beginning of period                             $   14,355,000    $   12,657,000    $   12,686,000

Provision charged to expense                                12,715,000         9,720,000         4,806,000

Reserve from purchased loans                                       ---            34,000           200,000
Reserve of First Republic Savings Bank at acquisition              ---               ---            24,000

Chargeoffs on originated loans:
 Single family                                                 (10,000)         (210,000)         (209,000)
 Multifamily                                                (7,413,000)       (7,177,000)       (3,367,000)
 Commercial real estate                                     (2,070,000)         (695,000)       (1,547,000)
 Commercial business and other loans                          (637,000)          (79,000)          (76,000)

Recoveries on originated loans:
 Single family                                                   3,000            11,000               ---
 Multifamily                                                   490,000           119,000               ---
 Commercial real estate                                         17,000               ---            92,000
 Commercial business and other loans                            12,000            15,000            43,000

Acquired loans:
 Chargeoffs                                                    (14,000)          (47,000)              ---
 Recoveries                                                      6,000             7,000             5,000
                                                        --------------    --------------    --------------

Total chargeoffs, net of recoveries                         (9,616,000)       (8,056,000)       (5,059,000)
                                                        --------------    --------------    --------------

Balance end of period                                   $   17,454,000    $   14,355,000    $   12,657,000
                                                        ==============    ==============    ==============

Average loans for the period                            $1,573,032,000    $1,379,640,000    $1,154,680,000
Total loans at period end                                1,626,464,000     1,498,663,000     1,233,995,000

Ratios of reserve for possible losses to:
 Total loans                                                     1.07%             0.96%             1.01%
 Nonaccruing loans                                                 46%               44%              109%
 Nonaccruing assets and performing restructured loans              26%               24%               45%
 Net chargeoffs to average loans                                 0.82%*            0.58%             0.44%

---------------
*Annualized

For the first nine months of 1995, chargeoffs net of recoveries totaled $9,616,000, including chargeoffs of $1,453,000 recorded during the quarter ended March 31, 1995, $6,421,000 during the quarter ended June 30, 1995 (including $5,287,000 related to nonaccrual loans at June 30, 1995 or nonaccrual loans which became REO during the second quarter) and $2,256,000 during the quarter ended September 30, 1995.

IMPAIRED LOANS
--------------

Effective January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118 (collectively referred to as SFAS No. 114). These statements address the accounting treatment of certain impaired loans and amend SFAS No. 5 and SFAS No. 15. However, these statements do not address the overall adequacy of the allowance for losses.

--------------------------

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

In accordance with the disclosures guidelines of SFAS No. 114, the following table shows the recorded investment in impaired loans and any related SFAS No. 114 allowance for losses at September 30, 1995. An impaired loan has a specific amount of the Company's reserves (allowance for losses) assigned to it whenever the collateral's fair value, net of selling costs, is less than the Company's recorded investment in the loan, after amounts charged off to reserves are deducted. Generally, impaired loans not requiring a special allowance under SFAS No. 114 have already been written down or have a net collateral fair value which exceeds the loan balance.

--------------------------

                                                                                        Related
                                                                    Recorded       SFAS No. 114
                                                               Investment in      Allowance for
                                                              Impaired Loans             Losses
                                                              --------------      -------------
Impaired loans requiring a SFAS No. 114 allowance:
 Single Family                                                $          ---      $         ---
 Multifamily                                                             ---                ---
 Commercial Real Estate                                            1,165,000            274,000
 Other                                                               175,000             45,000
                                                              --------------      -------------
                                                                   1,340,000      $     319,000
                                                              --------------      -------------
Impaired loans not requiring a SFAS No. 114 allowance:
 Single Family                                                           ---
 Multifamily                                                      37,185,000
 Commercial Real Estate                                           15,629,000
 Other                                                                   ---
                                                              --------------
                                                                  52,814,000
                                                              --------------

Total                                                            $54,154,000
                                                              ==============

The $52,814,000 of loans reported as impaired loans not requiring a SFAS No. 114 allowance are classified in this manner because, as of September 30, 1995, the recorded investment in these loans have been reduced to their collateral fair value, net of selling costs, by $9,543,000 of specific chargeoffs to the Company's reserves. At September 30, 1995, the Company has designated $231,000 of its reserves to protect against contingent liabilities on certain of these loans, while the ultimate amount of payment, if any, is being contested.

At September 30, 1995, the recorded investment in impaired loans requiring a SFAS No. 114 allowance had been reduced in 1994 by specific chargeoffs to the Company's reserve for possible losses of $340,000.

Total interest income recognized on loans designated as impaired for the third quarter and the nine months ended September 30, 1995 was $409,000 and $1,210,000, respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the third quarter of 1995 was approximately $54,000,000.

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

Item 5.    Other Information
           -----------------

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           A.   Exhibit 11 Statement  of Computation of Earnings Per Share.

           B.   On October 20, 1995, the Company filed a Form 8-K relating to
                Item 5 therein, covering the registrant's release on October 19, 1995 to the business community of its earnings for the quarter and nine months ended September 30, 1995.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   FIRST REPUBLIC BANCORP INC.



Date:    November 13, 1995                   /s/JAMES H. HERBERT, II
                                             -----------------------
                                             JAMES H. HERBERT, II
                                             President and Chief
                                             Executive Officer





Date:    November 13, 1995                   /s/WILLIS H. NEWTON, JR.
                                             ------------------------
                                             WILLIS H. NEWTON, JR.
                                             Sr. Vice President and
                                             Chief Financial Officer
                                             (Principal Financial
                                              Officer)