Form 10-K405
period 1995-12-31
FIRST REPUBLIC BANCORP INC
filed 1996-03-27
CIK 770975

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995     COMMISSION FILE NUMBER: 0-15882

                               ----------------

                          FIRST REPUBLIC BANCORP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              94-2964497
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

   388 MARKET STREET, 2ND FLOOR,                       94111
         SAN FRANCISCO, CA                           (ZIP CODE)

    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 392-1400

                               ----------------

SECURITIES REGISTERED PURSUANT TO
 SECTION 12(B) OF THE ACT:          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $.01 par value                 New York Stock Exchange
7 1/4% Convertible Subordinated                       and
 Debentures Due 2002                          Pacific Stock Exchange
8 1/2% Subordinated Debentures Due 2008


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by Check Mark Whether the Registrant (1) Has Filed All Reports Required to Be Filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 During the Preceding 12 Months (Or for Such Shorter Period That the Registrant Was Required to File Such Reports), and (2) Has Been Subject to
Such Filing Requirements for the past 90 Days. Yes [X]   No [_]

  Indicate by Check Mark If Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-k Is Not Contained Herein, and Will Not Be Contained, to The Best of Registrant's Knowledge, in Definitive Proxy or Information Statements Incorporated by Reference in Part III of this Form 10-K or Any Amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non affiliates of the registrant, based on the closing price of $12.50 for such stock on March 22, 1996 was $85,724,000.

  The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 22, 1996 was 7,348,748.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated in Parts II and IV of the Form 10-K.

  Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 30, 1996 (which will be filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

  The index to Exhibits appears on page 35.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  First Republic Bancorp Inc. ("First Republic" and with its subsidiaries, the "Company") is a financial services holding company operating in California and Nevada. First Republic conducts its business primarily through a California-chartered, FDIC-insured, thrift and loan subsidiary, First Republic Thrift & Loan ("First Thrift"), and also a Nevada-chartered, FDIC-insured, thrift and loan subsidiary, First Republic Savings Bank (together the "Thrifts") operating in Las Vegas, Nevada. The Company operates both as an originator of loans for its balance sheet and as a mortgage company, originating, holding or selling, and servicing mortgage loans.

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

  On December 10, 1993, First Republic acquired First Republic Savings Bank, when all of its outstanding common stock was acquired for a total purchase price of $1,414,000 in cash. As a result of this acquisition, accounted for as a purchase transaction, the Company has recorded goodwill of $87,000 net of amortization at December 31, 1995. At the date of acquisition, First Republic Savings Bank's assets consisted primarily of cash of $684,000 and loans of $1,416,000 and its deposits were $762,000. On January 18, 1994, this entity relocated to Las Vegas, Nevada and was renamed First Republic Savings Bank.

  The Company is presently contemplating the merger of its two thrift and loan subsidiaries, First Thrift and First Republic Savings Bank, in order to achieve certain operational efficiencies. Additionally, the Company may in the future pursue a change in the legal charter of its subsidiaries from a thrift and loan charter to a commercial bank charter. Such a charter change would allow the Company to provide additional services, including traditional checking accounts, to its customers. The Company is also considering merging the holding company into the merged operating subsidiary, if such subsidiary is converted to a commercial bank. Each of these potential corporate reorganizations is subject to regulatory approval and the Company's review of various business considerations and federal and state laws; the holding company merger is also subject to stockholder approval. There can be no assurance that any of the foregoing contemplated reorganizations will be accomplished.

LENDING ACTIVITIES

  The Company's loan portfolio primarily consists of loans secured by single family residences, multifamily buildings and seasoned commercial real estate properties. Currently, the Company's strategy is to focus on the origination of single family mortgage loans and to limit the origination of multifamily and commercial mortgage loans. A substantial portion of single family loans have been originated for sale in the secondary market, whereas historically a small percentage of apartment and commercial loans has been sold. From its inception in 1985 through December 31, 1995, the Company originated approximately $5.0 billion of loans, of which approximately $1.8 billion were sold to investors.

  The Company has emphasized the retention of adjustable rate mortgages ("ARMs") in its loan portfolio. At December 31, 1995, over 88% of the Company's loans were adjustable rate or were due within one year. If interest rates rise, payments on ARMs increase, which may be financially burdensome to some borrowers. Subject to market conditions, however, the Company's ARMs generally provide for a life cap that is 5% to 6% above the initial interest rate as well as periodic caps on the rates to which an ARM can increase from its initial interest rate, thereby protecting borrowers from unlimited interest rate increases. Also, the ARMs offered by the Company often carry fixed rates of interest during the initial period of from one to twelve months which are below the rate determined by the index at the time of origination plus the contractual margin. Certain ARMs contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. Generally, the Company underwrites the ability of borrowers to make payments at a rate in excess of the fully accrued interest rate, which is well above the initial start rate on negative amortization loans. The amount of any shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed by the borrower over that which was originally advanced. At December 31, 1995, the amount of loans with the potential for negative amortization held by the Company was approximately 15.6% of total loans and the amount of loans which had actually experienced increases in principal balance since origination was approximately 3.8% of total loans. Of the Companys loans which have experienced an increase in principal since origination, the average increase was 0.8% of the original principal balances.

  The Company focuses on originating loans secured by a limited number of property types, located in specific geographic areas. The Company's loans are of sufficient average size to justify executive management's involvement in most transactions. The Company's Executive Loan Committee, which consists of the President, the Executive Vice President, the Vice President/Chief Credit Officer and other underwriting officers, reviews all loan applications and approves all lending decisions. Substantially all properties are visited by the originating loan officer, and generally, an additional visit is made by one of the members of the Executive Loan Committee, prior to loan closing. Approximately 80% of the Company's loans are secured by properties located within 20 miles of one of the Company's offices.

  The Company utilizes third-party appraisers for appraising the properties on which it makes loans. These appraisers are chosen from a small group of appraisers approved by the Company for specific types of properties and geographic areas. In the case of single family home loans in excess of $1,100,000, two appraisals are generally required and the Company utilizes the lower of the two appraised values for underwriting purposes. The Company's focus on loans secured by a limited number of property types located in specific geographic areas enables management to maintain a continually updated knowledge of collateral values in the areas in which the Company operates. The Company's policy generally is not to exceed an 80% loan-to-value ratio on single family loans without mortgage insurance. The Company applies stricter loan-to-value ratios as the size of the loan increases. Under the Company's policies, an appraisal is obtained on all multifamily and commercial loans and the loan-to-value ratios generally do not exceed 75% for multifamily and commercial real estate loans.

  The Company applies its collection policies uniformly to both its portfolio loans and loans serviced for others. It is the Company's policy to discuss each loan with one or more past due payments at a weekly meeting of all lending personnel. The Company has policies requiring rapid notification of delinquency and the prompt initiation of collection actions. The Company primarily utilizes loan officers, credit administration personnel, and senior management in its collection activities in order to maximize attention and efficiency.

  In 1992, the Company implemented procedures requiring annual or more frequent asset reviews of its larger multifamily and commercial real estate loans. As part of these asset review procedures, recent financial statements on the property and/or borrower are analyzed to determine the current level of occupancy, revenues and expenses as well as to investigate any deterioration in the value of the real estate collateral or in the borrower's financial condition since origination or the last review. Upon completion, an evaluation or grade is assigned to each loan. These asset review procedures provide management with additional information for assessing its asset quality.

  At December 31, 1995, single family real estate secured loans, including home equity loans, represented $1,003,792,000 or 60% of the Company's loan portfolio. Approximately 64% of these loans were in the San Francisco Bay Area, approximately 24% were in the Los Angeles area, and approximately 9% were in other areas of California. The Company's strategy has been to lend to borrowers who are successful professionals, business executives, or entrepreneurs and who are buying or refinancing homes in metropolitan communities. Many of the borrowers have high liquidity and substantial net worths, and are not first-time home buyers. Additionally, the Company offers specific loan programs for first time home buyers and borrowers with low- to moderate-incomes. The Company's single family loans are secured by single family detached homes, condominiums, cooperative apartments, and two-to-four unit properties. At December 31, 1995, the average single family loan amount, excluding equity lines of credit, was approximately $594,000 and the approximate average loan-to-value ratio was 66%, using appraised values at the time of loan origination and current loan balances outstanding.

  Due to the Company's focus on upper-end home mortgage loans, the number of single family loans originated is limited (approximately 720 for 1995), allowing the loan officers and executive management to apply the Company's underwriting criteria to each loan. Repeat customers or their direct referrals account for the most important source of the loans originated by the Company.

  At December 31, 1995, loans secured by multifamily properties totaled $350,507,000, or 21% of the Company's loan portfolio. The loans are predominantly on older buildings in the urban neighborhoods of San Francisco and Los Angeles. Approximately 43% of the properties securing the Company's multifamily loans were in the San Francisco Bay Area, approximately 21% were in Los Angeles County, approximately 6% were in other California areas and approximately 30% were in Clark County (Las Vegas). In the last six months of 1995 and continuing into 1996, the Company has reduced the amount of new originations for loans secured by multifamily properties located in California. The buildings are generally seasoned operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated; the properties are generally close to employment opportunities; and rent levels are generally low to moderate. Typically, the borrowers are property owners who are experienced at operating such type of buildings. At December 31, 1995, the average multifamily mortgage loan size was approximately $1,050,000 and the approximate average loan-to-value ratio was 70%, using the most current appraised values and the current loan balances outstanding.

  The Company has engaged in commercial real estate lending from its formation in 1985; however, since 1992, in response to economic conditions, the Company has originated a limited amount of commercial real estate loans. The Company has made a limited amount of commercial real estate construction loans. The real estate securing the Company's existing commercial real estate loans includes a wide variety of property types, such as office buildings, smaller shopping centers, owner-user office/warehouses, residential hotels, motels, mixed-use residential/commercial, and retail properties. At the time of loan closing, the properties are generally completed and occupied. They are generally older properties located in metropolitan areas with approximately 72% in the San Francisco Bay Area, approximately 11% in Los Angeles County, approximately 4% in other California areas and approximately 13% in Las Vegas. At December 31, 1995, the average loan size was approximately $1,100,000 and the approximate average loan-to-value ratio was 60%, using the most current appraised values and the current balances outstanding. The total amount of such loans outstanding on December 31, 1995, was $286,824,000, or 17% of the Company's loan portfolio.

  Since May 1990, the Company has originated construction loans secured by single family for sale homes and multifamily residential properties and permanent mortgage loans primarily secured by multifamily and commercial real estate properties in the Las Vegas, Nevada vicinity. In 1995, such loan originations were approximately $86,300,000 and approximately $51,300,000 of such loans were repaid, compared to approximately $135,700,000 of loan originations and $97,900,000 of such loans that were repaid in 1994. Generally, residential construction loans are short-term in nature and are repaid upon completion or ultimate sale of the properties. At December 31, 1995, the outstanding balance of the Company's Las Vegas construction loans was $22,218,000, or 1.3% of total loans. Construction loans are made in Las Vegas by an experienced lending team. The Company's Board of Directors has approved a current limit of $81,195,000 of total commitments on single family for sale tracts and a maximum outstanding balance of $3,500,000 at any time per development. Total outstanding single family for sale construction loans on 15 separate projects were $13,205,000 at December 31, 1995 with total additional committed loan amounts of $8,019,000. At December 31, 1995, the Company had loans to two separate borrowers on two separate multifamily properties under construction in Las Vegas totalling $5,200,000 and has issued permanent take-out commitments of up to $11,798,000 on these multifamily projects, conditioned upon the completion of construction, satisfactory occupancy and rental rates, and certain other requirements. The Company had loans to two separate borrowers on two separate commercial real estate projects under construction in Las Vegas totalling $3,813,000 and has issued permanent takeout commitments of up to $5,550,000 on these projects, conditioned upon the completion on of construction, satisfactory occupancy and debt service coverage, and certain other requirements.

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

  In 1991, the Company began purchasing loans, including seasoned performing multifamily and commercial real estate loans. Such loans meet the Company's normal underwriting standards, are generally located in the Company's primary lending areas, and may be purchased at a discount to their face value. Prior to the purchase of loans, management conducts a property visit and applies the Company's underwriting procedures as if a new loan were being originated. Total loans purchased by the Company, which were primarily single family real estate loans, were $5,447,000 in 1993, $8,208,000 in 1994, and $8,041,000 in
1995.

  Since 1989, First Thrift has offered a home equity line of credit program, with loans secured by first or second deeds of trust on owner-occupied primary residences. At December 31, 1995, the outstanding balance due under home equity lines of credit was $26,572,000 and the unused remaining balance was $44,666,000. These loans carry interest rates which vary with the prime rate and may be drawn down and repaid during the first 10 years, after which the outstanding balance converts to a fully-amortizing loan for the next 15 years.

  Commercial business loans are generally secured by a mix of real estate, equipment, inventory and receivables, are primarily adjustable rate in nature, and are typically made to small businesses. These loans generally have maturities of 60 months. The yields on these small business loans are typically greater than the yields on real estate secured loans, and the difference in such yields reflects a marketplace assessment of the relative risks to the lender associated with each type of loan. At December 31, 1995, the Company had approximately 78 commercial business loans with an aggregate balance of $3,663,000, which accounted for less than 1% of the Company's loan portfolio. Additionally, certain of the Company's deposit customers have obtained loans which are fully secured by their certificate of deposit balances. These loans totalled $727,000 at December 31, 1995.

  The following table presents an analysis of the Company's loan portfolio at December 31, 1995 by property type and geographic location. The table does not include amounts which the Company is committed to lend but which are undisbursed.

                         SAN FRANCISCO LOS ANGELES SAN DIEGO LAS VEGAS                PERCENT
                           BAY AREA      COUNTY     COUNTY    NEVADA   OTHER  TOTAL   BY TYPE
                         ------------- ----------- --------- --------- -----  ------  -------
                                                  ($ IN MILLIONS)
Property Type:
 Single family(1).......    $  646        $238       $  27     $  9    $ 84   $1,004     60%
 Multifamily............       150          75         --       105      20      350     21%
 Commercial.............       206          31           1       37      12      287     17%
 Construction...........         4           2         --        22     --        28      2%
 Other..................         5           5           3      --      --        13    --
                            ------        ----       -----     ----    ----   ------    ---
  Total.................    $1,011        $351       $  31     $173    $116   $1,682    100%
                            ======        ====       =====     ====    ====   ======    ===
Percent by location.....        60%         21%          2%      10%      7%     100%

--------
(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.

MORTGAGE BANKING OPERATIONS

  In addition to originating loans for its own portfolio, the Company participates in secondary mortgage market activities by selling whole loans and participations in loans to FNMA and FHLMC and various institutional purchasers such as insurance companies, mortgage conduits and other financial institutions. Mortgage banking operations are conducted primarily by First Thrift. Secondary market sales allow the Company to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which the Company does not choose to retain in its loan portfolio.

  The following table sets forth the amount of loans originated and purchased by the Company and the amount of loans sold to institutional investors in the secondary market.

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   MORTGAGE BANKING ACTIVITY:
    Loans originated................................ $584,388 $784,486 $944,796
    Loans purchased.................................    8,041    8,208    5,447
                                                     -------- -------- --------
     Total loans originated and purchased........... $592,429 $792,694 $950,243
                                                     ======== ======== ========
    Loans sold...................................... $ 99,232 $216,951 $425,475

  The secondary market for mortgage-backed loans is comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, the Company tailors certain real estate loan programs to meet the specifications of particular institutional investors. The Company retains a portion of the loan origination fee (points) paid by the borrower and receives annual servicing fees as compensation for retaining responsibility for the servicing of all loans sold to institutional investors. See "--Loan Servicing." The sale of substantially all loans to institutional investors is nonrecourse to the Company. From its inception, through December 31, 1995, the Company has sold approximately $1.8 billion of loans to investors, substantially all nonrecourse, and has retained the servicing on all such loans except for a limited amount of FHA/VA loans sold servicing released.

  The Company sold loans to eight institutional investors in 1993, to eight institutional investors in 1994, and to six institutional investors in 1995. The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and the Company's relationship with the institutional investor. The majority of the Company's sales of multifamily and commercial real estate loans have been made pursuant to individually negotiated whole loan or participation sales agreements for individual loans or for a package of such loans. In the case of single family residential loans, the Company obtains in advance formal commitments under which the investors are committed to purchase up to a specific dollar amount of whole loans over a specified period of time. The terms of the commitments vary with each institutional investor and generally range from two months to one year. The fees paid for such commitments also vary with each investor and by the length of such commitment. Loans are classified as held for sale when the Company is waiting for purchase by an investor under a flow program or is negotiating for the sale of specific loans which meet selected criteria to a specific investor.

  Underwriting criteria established by investors in adjustable and fixed rate single family residential loans generally include the following: maturities of 15 to 30 years, a loan-to-value ratio no greater than 90% (which percentage generally decreases as the size of the loan increases and is limited to 80% unless there is mortgage insurance on the loan), the liquidity of the borrower's other assets and the borrower's ability to service the debt out of income. Interest rates on adjustable rate loans are adjusted semiannually or annually primarily on the basis of either the One-Year Treasury Constant Maturity Index or the Eleventh District Federal Home Loan Bank Board Cost of Funds Index. Some loans may be fixed for an initial period from 3 to 10 years and become adjustable thereafter. Except for the amount of the loan, the underwriting standards of the investors generally conform to certain requirements established by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Underwriting criteria established by investors in multifamily and commercial real estate loans generally include the following: maturities of 10 to 30 years, with a 25 to 30 year amortization schedule, a loan-to-value ratio no greater than 75% and a minimum debt coverage ratio (based on the property's cash flow) of 1-to-1. Loans sold in the secondary market are generally secured by a first deed of trust.

LOAN SERVICING

  The Company has retained the servicing on all non-government loans sold to institutional investors, thereby generating ongoing servicing revenues. Also, in 1990 and, to a lesser extent, in 1991, it purchased mortgage servicing rights on the open market. The Company's mortgage servicing portfolio was $804.9 million and $843.1 million at December 31, 1995 and 1994, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections as required of the mortgaged property, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. Management believes that the quality of its loan servicing capability is a factor which permits it to sell its loans in the secondary market and to purchase servicing rights at competitive prices.

  The Company receives fees for servicing mortgage loans, ranging generally from 0.125% to 0.75% per annum on the declining principal balances of the loans. The average service fee collected by the Company was 0.37% for 1995, 0.36% for 1994 and 0.38% for 1993. Servicing fees are collected and retained by the Company out of monthly mortgage payments. The Company's servicing portfolio is subject to reduction by reason of normal amortization and prepayment or liquidation of outstanding loans. A significant portion of the loans serviced by the Company have outstanding balances of greater than $200,000, and at December 31, 1995 approximately 59% were adjustable rate mortgages. The weighted-average mortgage loan note rate of the Company's servicing portfolio at December 31, 1995 was 7.99% for ARMs and 7.58% for fixed rate loans. Many of the existing servicing programs provide for full payments of principal and interest to be remitted by the Company, as servicer, to the investor, whether or not received from the borrower. Upon ultimate collection, including the sale of foreclosed property, the Company is entitled to recover any such advances plus late charges prior to payment to the investor.

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

At December 31, 1995, this asset (reported as "premium on sale of loans" and included in the Company's balance sheet as "Other Assets") was $449,000 as compared to $793,000 at December 31, 1994.

  "Purchased servicing rights" represent the carrying cost of bulk purchases of servicing rights and are also included in the Company's balance sheet as "Other Assets." These carrying costs are amortized in proportion to, and over the period of, estimated net servicing income. No significant servicing rights were purchased in bulk prior to June 1990. Servicing rights on $443,000,000 of loans were purchased at a cost of $4,417,000 in early 1991 and the last half of 1990. No servicing rights have been purchased since early 1991. The purchases were made to expand the Company's portfolio of loans serviced for others, allowing the more effective use of the existing servicing capacity and resulting in increased efficiency on a per loan basis. In order to hedge against the possible loss of servicing income that might result from a more rapid than anticipated prepayment of the underlying loans in the event of a significant decline in interest rates from date of purchase until May 1993, the Company purchased call options on $20 million of ten-year U.S. Treasury Notes, which became more valuable in a declining interest rate environment. By December 31, 1994, the carrying cost of the purchased servicing rights described above had been fully amortized. Amortization of the carrying value of premium on sale of loans and the carrying cost on purchased servicing rights totalled $358,000 in 1995, $687,000 in 1994, and $1,753,000 in 1993.

  A declining and relatively low interest rate environment existed for most of 1992 and 1993. When interest rates are low, the rate at which mortgage loans are prepaid tends to increase as borrowers refinance fixed rate loans to lower rates or convert from adjustable rate to fixed rate loans. Low rates also increase housing affordability, stimulating purchases by first time home buyers and trade up transactions by existing homeowners. The level and value of the Company's loan servicing portfolio, including purchased servicing rights, were adversely affected by the low mortgage interest rates of 1992 and 1993, leading to higher loan prepayments and lower income generated from the Company's loan servicing portfolio. This negative effect on the Company's income was offset somewhat by a rise in origination and servicing income attributable to new loan originations, which increased during those years. From 1991 to 1993, the Company closed its loan servicing hedge position, resulting in total gains of approximately $1,200,000 which were used by the Company to reduce the recorded value of its purchased servicing rights. In addition, the Company has amortized, as a reduction of servicing fee revenues, the cost of purchased servicing rights at a rate generally consistent with the actual repayment experience. With the increase in general market rates of interest, including the rates for fixed rate mortgage loans, which occurred throughout 1994, the Company experienced a lower volume of loan originations, loan sales, gain on sale of loans and repayments of loans serviced. As interest rates decreased in 1995 and the yield curve became very flat, the Company experienced an increase in the repayment of loans in its loan servicing portfolio which, coupled with a lower volume of new ARM originations and loan sales, resulted in a lower level of loans serviced at December 31, 1995 than at December 31, 1994. See "--Asset and Liability Management."

  The following table sets forth the dollar amounts of the Company's mortgage loan servicing portfolio at the dates indicated, the portion of the Company's loan servicing portfolio resulting from loan originations and purchases, respectively, and the carrying value as a percentage of loans serviced. Although the Company intends to maintain or increase the size of its servicing portfolio, such growth will depend on market conditions including the future level of loan originations, sales and prepayments.

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
                                                      ($ IN THOUSANDS)
   Loan Servicing Portfolio:
    Loans originated by the Company and sold.... $758,538  $783,102  $724,251
    Purchased mortgage servicing rights.........   46,318    60,042    90,202
                                                 --------  --------  --------
     Total...................................... $804,856  $843,144  $814,453
                                                 ========  ========  ========
   Premium on loans sold and cost of purchased
    servicing rights............................ $    449  $    793  $  1,154
   Premium on loans sold and cost of purchased
    servicing rights
    as a percentage of loans serviced...........     0.06%     0.09%     0.14%

INVESTMENTS

  The Company purchases short-term money market instruments as well as U.S. Government securities and other mortgage-backed securities ("MBS") in order to maintain a reserve of liquid assets to meet liquidity requirements and as alternative investments to loans. The Company has generated agency MBS by originating qualifying adjustable rate mortgage loans for sale to the agencies and pooling such loans into securities. At December 31, 1995, the Company's investment portfolio included the following securities in the proportions listed: U.S. Government--18%; agency MBS--25%; and other MBS--49%.

  At December 31, 1995, the Company's investment portfolio totalled $140,913,000 (7.4% of total assets) as compared to $129,628,000 (7.6% of total assets) at December 31, 1994. The securities in the Company's investment portfolio at December 31, 1995 had contractual maturities generally ranging from eight to thirty years.

  The following table provides the remaining contractual principal maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio at December 31, 1995. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. At December 31, 1995, there were no debt securities classified as available for sale or held to maturity owned by the Company with a contractual principal maturity of five years or less.

                                              REMAINING CONTRACTUAL
                                                PRINCIPAL MATURITY
                                            --------------------------
                                              AFTER 5      AFTER 10
                                   WEIGHTED    YEARS         YEARS
                            TOTAL  AVERAGE  ------------ -------------
                           AMOUNT   YIELD   AMOUNT YIELD AMOUNT  YIELD
                           ------- -------- ------ ----- ------- -----
                                        ($ IN THOUSANDS)
Available for Sale Debt
 Securities:
 U.S. Government.......... $24,623  8.34%   $1,277 8.24% $23,346 8.34%
 Agency MBS...............  34,573  6.68%      --    --   34,573 6.68%
 Other MBS................  35,781  8.09%      --    --   35,781 8.09%
                           -------  -----   ------ ----- ------- -----
  Total Basis (Cost)...... $94,977  7.64%   $1,277 8.24% $93,700 7.63%
                           =======  =====   ====== ===== ======= =====
Estimated Fair Value...... $95,123          $1,299       $93,824
                           =======          ======       =======
Held to Maturity
 Debt Securities at Cost:
  Other MBS............... $33,974  7.29%   $  --   -- % $33,974 7.29%
                           =======  =====   ====== ===== ======= =====
  Estimated Fair Value.... $33,455
                           =======

  At December 31, 1995, the Company owned a portfolio of adjustable rate perpetual preferred stocks, which have no stated maturities and therefore are classified as available for sale; these securities, which are considered equity securities, had an original cost of $13,487,000 and a fair value of $11,816,000 at December 31, 1995.

  At December 31, 1995, all of the investment securities were adjustable, with rates which were generally subject to change monthly, quarterly or semiannually and varied according to several interest rate indices. Yields have been calculated by dividing the projected interest income at current interest rates, including discount or premium, by the carrying value. Most of the securities having maturities exceeding 10 years are adjustable U.S. Government guaranteed loan pools, agency MBS and other MBS which, as a class, have actual maturities substantially shorter than their contractual maturities.

  The following summarizes by category the amortized cost and fair market value of investment securities which were classified as held for investment at December 31, 1993 prior to the effective date of SFAS No. 115:

                                                              AMORTIZED  FAIR
                                                                COST     VALUE
                                                              --------- -------
                                                               (IN THOUSANDS)
   Investment Securities:
    U.S. Government..........................................  $25,404  $26,135
    Agency MBS...............................................   13,788   14,054
    Other MBS................................................   44,655   44,513
    Corporate bonds and other................................      361      361
                                                               -------  -------
     Total...................................................  $84,208  $85,063
                                                               =======  =======

FUNDING SOURCES

  The Thrifts obtain funds from depositors by offering money market or passbook accounts and term certificates of deposits. The Thrifts' accounts are federally insured by the FDIC up to the legal maximum. First Thrift has typically offered somewhat higher interest rates to its depositors than do most full service financial institutions. At the same time, it minimizes the cost of maintaining these accounts by not offering transaction accounts or high operating cost services such as full-service checking, safe deposit boxes, money orders, ATM access and other traditional retail services. This limited product operation results in substantial cost savings which exceed the differential interest rates paid. The Thrifts effect deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash, of which it does none. In addition, the Thrifts do not actively solicit deposit accounts of less than $5,000.

  The Thrifts advertise in local newspapers to attract deposits; and since 1988, First Thrift has performed a limited direct telephone solicitation of potential institutional depositors such as credit unions, small commercial banks, and pension plans. At December 31, 1995, no individual depositor or source of deposits represented 0.4% or more of First Thrift's deposits.

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

  Since mid-1992, First Thrift has significantly altered its volatile liability dependency ratio by maintaining a reduced level of larger certificates and a higher level of cash and investments relative to its short-term borrowings. At December 31, 1995, First Thrift's cash and investments exceeded its volatile liabilities by $101,374,000. First Thrift has adopted a policy to discontinue accepting most larger certificates and, upon maturity, to return a portion or all of the funds on existing larger certificates. During 1995, First Thrift accepted a small amount of brokered deposits; the total of all brokered deposits at December 31, 1995 was $591,000, representing 0.05% of total deposits. At December 31, 1995, First Thrift's time certificates $100,000 or more totalled $50,007,000 of which $37,249,000, or 74%, were from retail consumer depositors. At December 31, 1995, First Republic Savings Bank had time certificates over $100,000, totalling $1,439,000. For the Company, average maturity of all time certificates was approximately 8.5 months and the average certificate amount per depositor was approximately $32,000 at December 31, 1995.

  The following table shows the maturity of the Thrifts' certificates of $100,000 or more at December 31, 1995.

                                                                  FIRST REPUBLIC
                                                     FIRST THRIFT  SAVINGS BANK
                                                     ------------ --------------
                                                          ($ IN THOUSANDS)
   Remaining maturity:
   Three months or less.............................   $14,487        $  502
    Over three through six months...................    10,896           201
    Over six through 12 months......................    19,506           536
    Over 12 months..................................     5,118           200
                                                       -------        ------
   Total............................................   $50,007        $1,439
                                                       =======        ======
   Percent of total deposits........................      4.63%         2.38%

  First Thrift also utilizes term FHLB advances and, to a lesser extent, repurchase agreements, as funding sources. Since August 1990, the Company has utilized term FHLB advances as an alternative to deposit gathering to fund its assets. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At December 31, 1995, total FHLB advances outstanding were $570,530,000. Of this amount, $566,530,000, or 99%, had an original maturity of 10 years or longer. The remaining $4,000,000 is due in 1996. The longer-term advances provide the Company with a stable primarily adjustable rate funding source for assets with longer lives. See "--Asset and Liability Management."

  First Republic Savings Bank will apply for FHLB membership in 1996 and, if approved, it is expected that term adjustable rate advances will be used to fund a portion of its assets.

  The following table sets forth certain information with respect to the Company's short-term borrowings at the dates indicated.

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
                                                        ($ IN THOUSANDS)
   Short-Term Borrowings(1):
   FHLB advances-short-term........................  $ 4,000  $   --   $10,000
   Repurchase agreements(2)........................      --       --    12,380
                                                     -------  -------  -------
     Total.........................................  $ 4,000  $   --   $22,380
                                                     =======  =======  =======
   Maximum amount outstanding at any month-end dur-
    ing period.....................................  $13,522  $18,715  $22,380
   Average amount outstanding during period........    2,321    2,528      705
   Average rate on short-term borrowings-in peri-
    od.............................................     6.02%    3.66%    3.45%

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

  The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities at December 31, 1995. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline; this is the Company's position as of December 31, 1995 for the three months and less and the three to six months categories, in accordance with its current policy of having more assets than liabilities reprice for these periods. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment generally will inhibit earnings and declining rates will serve to enhance earnings. The table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at December 31, 1995.

                 ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                         MATURING OR ADJUSTING DURING
                    PERIODS SUBSEQUENT TO DECEMBER 31, 1995

                                                                                              NON-
                                     3 MONTHS    3 TO 6    6 TO 12     1 TO 2      OVER     INTEREST
                          IMMEDIATE  OR LESS     MONTHS    MONTHS      YEARS     2 YEARS    SENSITIVE     TOTAL
                          --------- ----------  --------  ---------   --------   --------   ---------   ----------
                                                         ($ IN THOUSANDS)
Assets:
Loans(1)................   $   --   $  965,025  $519,786  $  81,908   $ 13,275   $102,269   $     --    $1,682,263
Securities..............       --      109,967    42,777     18,490        --         --          --       171,234
Cash and short-term
 investments............    15,918      15,000       --         200        --         --          --        31,118
Noninterest-earning
 assets, net............       --          --        --         --         --         --       19,638       19,638
                           -------  ----------  --------  ---------   --------   --------   ---------   ----------
 Total..................   $15,918  $1,089,992  $562,563  $ 100,598   $ 13,275   $102,269   $  19,638   $1,904,253
                           =======  ==========  ========  =========   ========   ========   =========   ==========
Liabilities and
 Stockholders' Equity:
Passbooks and MMA
 accounts(2)............   $   --   $  152,817  $ 15,791  $   7,986   $  3,611   $    --    $     --    $  180,205
Certificates of deposit:
 $100,000 or greater....       --       14,989    11,097     20,042      2,319      2,999         --        51,446
 Less than $100,000.....       --      241,953   206,632    366,670     58,594     34,941         --       908,790
FHLB advances-long
 term...................       --      292,530   190,000     10,000        --      78,000         --       570,530
Other short-term debt...       --          --        --         --         --         --          --           --
Other liabilities.......       --          --        --         --         --         --       20,969       20,969
Subordinated
 debentures.............       --          --        --         --         --      64,053         --        64,053
Stockholders' equity....       --          --        --         --         --         --      108,260      108,260
                           -------  ----------  --------  ---------   --------   --------   ---------   ----------
 Total..................   $   --   $  702,289  $423,520  $ 404,698   $ 64,524   $179,993   $ 129,229   $1,904,253
                           =======  ==========  ========  =========   ========   ========   =========   ==========
Net repricing assets
 over (under) repricing
 liabilities equals
 primary GAP............   $15,918  $  387,703  $139,043  $(304,100)  $(51,249)  $(77,724)  $(109,591)
Effect of interest rate
 swaps..................       --          --     25,000        --         --     (25,000)        --
                           -------  ----------  --------  ---------   --------   --------   ---------
Hedged GAP..............   $15,918  $  387,703  $114,043  $(304,100)  $(51,249)  $(52,724)  $(109,591)
                           =======  ==========  ========  =========   ========   ========   =========
Hedged GAP as a
 percentage of total
 assets.................      0.84%      20.36%     5.99%    (15.97)%    (2.69)%    (2.76)%     (5.76)%
                           =======  ==========  ========  =========   ========   ========   =========
Cumulative hedged GAP...   $15,918  $  403,621  $517,664  $ 213,564   $162,315   $109,591   $     --
                           =======  ==========  ========  =========   ========   ========   =========
Cumulative hedged GAP as
 percentage of total
 assets.................      0.84%      21.20%    27.18%     11.22%      8.52%      5.76%       0.00%
                           =======  ==========  ========  =========   ========   ========   =========

--------
(1) Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Such loans are generally adjustable monthly, semiannually, or annually based upon changes in the FHLB 11th District Cost of Funds Index (COFI), the One Year Treasury Constant Maturity Index, or the Federal Reserve's Six Month CD Index, subject generally to a maximum increase of 2% annually and 5% over the lifetime of the loan.
(2) Passbook and MMA account maturities and rate adjustments are allocated based upon management's experience of historical interest rate volatility and erosion rates. However, all passbook and MMA accounts are contractually subject to immediate withdrawal.

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

  Additional information is provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset and Liability Management" on pages 40 and 41 of the Company's 1995 Annual Report to Stockholders and is incorporated by reference herein.

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

  In May 1990, First Republic established a wholly-owned mortgage originating subsidiary, First Republic Mortgage, Inc., which commenced operations from its office in Las Vegas. Until January 1994, First Republic Mortgage, Inc. originated construction loans for First Thrift on low- and moderate-income single family homes and multifamily units and originated permanent mortgage loans on low- and moderate-income multifamily units and on commercial real estate properties, all of which properties are located in and proximate to Las Vegas. In 1994, First Republic transferred all operations and employees of First Republic Mortgage Inc. to First Republic Savings Bank, and prior to December 31, 1994 First Republic Mortgage Inc. was dissolved.

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

  The Company's competition in making loans comes principally from savings and loan associations, mortgage companies, commercial banks, other thrift and loan companies, and, to a lesser degree, credit unions and insurance companies. Aggressive pricing policies of the Company's competitors on new ARM loans, especially during a declining period of mortgage loan originations such as experienced in 1994, has resulted in a decrease in the Company's mortgage loan origination volume and a decrease in the profitability of the Company's loan originations. During 1995, interest rates declined and the yield curve was very flat. As a result, the consumer demanded and many competing financial institutions offered intermediate fixed rate loans at very competitive prices. Many of the nation's largest savings and loan associations, mortgage companies and commercial banks have a significant number of branch offices in the areas in which the Company operates. The Company competes for loans principally through the quality of service it provides to borrowers, real estate brokers and loan agents, while maintaining competitive interest rates, loan fees and other loan terms.

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

  California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding customer deposits may not, among other things: (i) place more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; (ii) may not make any one loan secured primarily by improved real property that exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; (iii) may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation; (iv) may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends; and (v) may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. Loans and obligations are considered as having a term of less than seven years if either
(1) they are guaranteed or insured by any federal or state agency, or (2) they are for the purchase or refinance of single family or multifamily residential property, salable to qualified institutional buyers as evidenced by irrevocable commitments, and owned by the thrift and loan for 90 days or less. At December 31, 1995, First Thrift satisfied all of these requirements.

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

  A thrift is subject to certain leverage limitations that are not generally applicable to commercial banks or savings and loan associations. In particular, thrifts which have been in operation in excess of 60 months may, with written approval of the California Commissioner, have outstanding at any time customer deposits not to exceed 20 times paid-up and unimpaired capital and surplus. Increases in leverage under California law must also meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. First Thrift satisfied all of these standards at December 31, 1995. Thrift and loan companies are not permitted to borrow, except by the sale of customer deposits, in an amount exceeding 300% of outstanding capital stock, surplus and undivided profits, without the California Commissioner's prior consent. All sums borrowed in excess of 150% of outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the California Commissioner, and be included as customer deposits for purposes of computing the above ratios; however, collateralized FHLB advances are excluded for this test of secured borrowings and are not specifically limited by California law.

  Under California law, thrift and loan companies are generally limited to investments which are legal investments for California commercial banks. In general, California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California and local governments and agencies. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of a thrift and loan's paid in capital stock and surplus not available for dividends. The Thrifts are also governed by various state and federal consumer protection laws including Truth in Lending, Truth in Savings and the Real Estate Settlement Procedures Act.

  The California Industrial Loan Law allows a thrift to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures, such as the capital notes issued by First Thrift to First Republic. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, generally are required to have an initial maturity of at least seven years, and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift.

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

  Under the Nevada Act, there is no interest rate limitation on loans; however, any loan in excess of $50,000 must be secured by collateral having a market value of at least 115 percent of the amount due. The net amount of advance on loans secured by deposits may not exceed 90 percent of the amount of said deposit collateral. There are no terms or amortization restrictions on loans. FRSB is required to invest its funds as set forth in the Nevada Act and in investments which are legal investments for banks and savings associations subject to any limitation under federal law (See--"Federal Law"). Secured loans to one person as primary obligor may not exceed 25 percent of capital and surplus and, except as to limitations on loans to one borrower, loans secured by real or personal property, may be made to any person without regard to the location or nature of the collateral.

  Substantially as under the California Industrial Loan Law for California thrift and loan companies, the Nevada Act restricts transactions with officers, directors and shareholders as well as transactions with regard to holding, developing and carrying real property.

  In 1985, the Nevada Act was amended to require insurance for deposits. However, by order of the Nevada Commissioner when FRSB was acquired by the Company, FRSB is not authorized to accept demand deposits. The total number of deposits which FRSB may accept is governed by limits which may be imposed by the FDIC.

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

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") , which substantially revised the regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Corporation Act, was adopted in 1991 in response to financial institution failures. Under the regulatory framework of the Federal Deposit Insurance Act, as amended by FDICIA, the FDIC has adopted risk-based capital guidelines and leverage ratio requirements for financial institutions like the Thrifts whose deposits are insured by the FDIC and bank holding companies. The risk-based capital guidelines define capital for risk-based capital purposes and provide procedures for computing risk-weighted assets by assigning assets and off balance sheet items to broad risk categories. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans. The guidelines also require financial institutions to achieve a minimum ratio of capital to risk-weighted assets. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off-balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions are required to maintain capital to support activities which in the past did not require capital. Unlike the Thrifts, at the present time First Republic is not directly regulated by any bank regulatory agency and is not subject to any minimum capital requirements. If First Republic were to become subject to direct federal regulatory oversight, there can be no assurance that First Republic's existing senior subordinated debentures would be considered as supplementary Tier 2 capital.

  In determining the capital level the Thrifts are required to maintain, the FDIC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Thrifts. These rules are called Regulatory Accounting Principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. Future changes in FDIC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Thrifts to grow and could restrict the amount of profits, if any, available for the payment of dividends.

  A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Since December 31, 1992, the FDIC has required a minimum ratio of qualifying total capital to risk-weighted assets of 8%, and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-weighted assets and off balance sheet items of 4%. At least 50% of qualifying total capital must be in the form of core capital (Tier 1)--common stock, noncumulative perpetual preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights less all intangible assets other than allowed mortgage servicing rights. Supplementary capital (Tier 2) consists of the allowance for loan losses up to 1.25% of risk-weighted assets, cumulative preferred stock, term preferred stock, hybrid capital instruments and term subordinated debt. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1995, the Tier 2 capital of First Thrift consisted of $10,000,000 of capital notes issued to First Republic and its allowance for loan losses.

  The following table presents the regulatory capital position of First Thrift and First Republic Savings Bank at December 31, 1995 under the risk-based capital guidelines:

                                                           FIRST REPUBLIC
                                     FIRST THRIFT           SAVINGS BANK
                               ------------------------ ---------------------
                                           PERCENT OF            PERCENT OF
                                          RISK-ADJUSTED         RISK-ADJUSTED
                                 AMOUNT      ASSETS     AMOUNT     ASSETS
                               ---------- ------------- ------- -------------
                                              ($ IN THOUSANDS)
   RISK-BASED CAPITAL
    GUIDELINES:
    Tier 1 capital............ $  127,362     10.55%    $ 8,219     16.23%
    Minimum requirement.......     48,298      4.00%      2,026      4.00%
                               ----------               -------
     Excess................... $   79,064               $ 6,193
                               ==========               =======
    Total capital.............    152,455     12.63%    $ 8,852     17.48%
    Minimum requirement.......     96,596      8.00%      4,052      8.00%
                               ----------               -------
     Excess................... $   55,859               $ 4,800
                               ==========               =======
    Risk-adjusted assets...... $1,207,463               $50,651
                               ==========               =======

  In addition to the risk-based guidelines, the FDIC requires maintenance of a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a financial institution rated in the highest of the five categories used for rating institutions such as the Thrifts, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that a financial institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the regulatory rating. For all financial institutions not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios, the FDIC has the discretion to set individual minimum capital requirements for particular financial institutions at rates significantly above the minimum guidelines and ratios. The FDIC's regulations provide that a financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital.

  The leverage ratio represents a minimum standard affecting the ability of financial institutions, including the Thrifts, to increase assets and liabilities without increasing capital proportionately. The following table presents the Thrifts' leverage ratios at December 31, 1995:

                                                           FIRST REPUBLIC
                                     FIRST THRIFT           SAVINGS BANK
                               ------------------------ ---------------------
                                           PERCENT OF            PERCENT OF
                                 AMOUNT      ASSETS     AMOUNT     ASSETS
                               ---------- ------------- ------- -------------
                                              ($ IN THOUSANDS)
   LEVERAGE RATIO:
    Tier 1 capital............ $  127,362      7.22%    $ 8,219     12.16%
    Minimum requirement.......     70,561      4.00%      2,704      4.00%
                               ----------               -------
     Excess................... $   56,801               $ 5,515
                               ==========               =======
    Average total assets...... $1,764,013               $67,590
                               ==========               =======

  Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies and to certain phase-in periods. The effect of FDICIA on the Company and the Thrifts cannot be determined until after the implementing regulations are adopted by the agencies.

  In addition, FDICIA requires the regulators to improve capital standards to take account of risks other than credit risk. In late 1994, the federal banking agencies, including the FDIC, published final regulations relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. The final regulations did not include any quantitative assessment for these risks, but listed these items, as well as an institutions ability to manage these risks, as subjective factors that the regulators will consider in assessing an individual bank's overall capital adequacy.

  On August 2, 1995 the federal banking agencies (excluding the Office of Thrift Supervision ("OTS")) published final regulations to take account of interest rate risk in calculating risk based capital. These final regulations constitute the first step of a two-step process for implementing the minimum capital standards for interest rate risk exposures. The first step consists of revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy.

  This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

  The second step will consist of a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure. The banking agencies intend to implement this second step at some future date, after the banking agencies and the banking industry have gained more experience with the proposed supervisory measurement and assessment process.

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

  The Competitive Equality Banking Act of 1989 ("CEBA") subjects certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the Bank Holding Company Act of 1956. First Republic is, however, exempt from regulation as a bank holding company and will remain so, while the Thrifts continue to fit within one or more exceptions to the term "bank" as defined by CEBA. CEBA does provide that First Republic and its affiliates will be treated as if First Republic were a bank holding company for the limited purposes of applying certain restrictions on loans to insiders and anti-tying provisions.

PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

  FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

  As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. This reduction represents a downward adjustment of 4 basis points from the preceding BIF assessment rate schedule. On June 30, 1995 the BIF reserve ratio stood at nearly 1.29 percent. The new assessment schedule would retain the risk based characteristics of the current system.

  At the same time the Board adopted the new rate schedule, it also amended the FDIC's assessment regulations to permit the Board to make limited adjustments to the schedule without notice-and-comment rulemaking. Any such adjustments can be made as the board deems necessary to maintain the BIF reserve ration at the designated reserve ratio ("DRR") and can be accomplished by Board resolution. Under this provision, any such adjustment must not exceed an increase or decrease of 5 basis points and must be uniform across the rate schedule.

  The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the DRR and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

  FDICIA required insured depository institutions to undergo a full-scope, on-site examination by their primary federal banking agency at least once every 12 months. A transition rule allowed for examination of certain well capitalized and well managed institutions every 18 months until December 31, 1993. In 1994, the exemption for smaller institutions, which allowed a substitution of an 18 month schedule for the 12 month examination schedule for qualified smaller institutions, was amended to increase the asset threshold from $100 million to $250 million. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

  Under the Community Reinvestment Act (the "CRA"), as implemented by FDIC regulations, a state non-member financial institution such as the Thrifts has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. Currently, the CRA does not establish specific lending requirements on programs for financial institutions nor does it limit an institutions discretion to develop the types of products and services that the institution believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of state non-member financial institutions, to assess the institutions record of meeting the credit needs of its community. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The CRA also requires all institutions to make public disclosure of their CRA ratings. In the most recent examination, First Thrift and First Republic Savings Bank each received a "satisfactory" rating from the FDIC for their community reinvestment activities under the guidelines established by the CRA.

  In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a financial institution's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. For large institutions, such as the Thrifts, CRA ratings will be based on the revised regulations for examinations occurring after July 1, 1997. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

RECENTLY ENACTED LEGISLATION

  On September 29, 1994 the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). This legislation amended the Bank Holding Company Act, the National Bank Act and the Federal Deposit Insurance Act to provide for interstate banking and branching.

  Subject to certain deposit concentration limits, the legislation generally permits bank holding companies to acquire banks in any state, beginning September 29, 1995. Further, the IBBEA provides that beginning June 1, 1997 a bank may merge with a bank in another state so long as both states have not opted out of interstate branching by May 31, 1997. States may enact laws permitting interstate bank mergers and acquisitions before June 1, 1997. The appropriate federal banking agency may also approve the establishment by a bank of a de novo branch in another state in which the bank does not maintain a branch if a state expressly opts-in to de novo branching. Once a bank has established a de novo branch in a host state, it may establish or acquire additional branches any place in such state permitted to a bank located in that state.

  States may opt out of the interstate branching provisions of the IBBEA or opt in to allow interstate branching prior to June 1997 through legislative action. Banking organizations located in states which opt out of this portion of the IBBEA will not be able to branch interstate. The IBBEA will also permit subsidiaries of the same bank holding company to act as agents for one another in receiving and renewing deposits, closing and servicing loans, and accepting loan payments. The full effect of the IBBEA is not known at this time, in part because it is unknown how many states will opt in or opt out of the interstate branching provisions. Of those states that have considered and acted upon the state branching provisions of the IBBEA to date, the vast majority have opted in for early entry. The states of California and Nevada have both taken action to opt in under the IBBEA.

  On September 29, 1995 the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 became effective. This legislation was designed to implement important features of the IBBEA, to make changes required by the new interstate banking and branching schemes, and to repeal or modify provisions of the California Banking Law which are obsolete or impose undue regulatory burdens.

  The main features of this legislation are (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the California Commissioner and the Superintendent of Banks will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if it is found that the transaction is consistent with public convenience and advantage. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

  Under the Nevada legislation passed in 1995 to implement the IBBEA, Nevada elected an early opt in of interstate mergers and acquisitions. The law provides that a Nevada institution in existence for at least 5 years may be acquired by an out of state entity.

  On September 23, 1994, the President signed into law the Riegle Community Development and Regulatory Improvement Act of 1994. This legislation established a government corporation and authorized federal funds to be spent for projects in which a Community Development Financial Institution ("CDFI") is involved. The legislation permits a CDFI to form a community partnership with a bank or a holding company to pursue the development of a project for which federal funding is sought.

  The legislation also authorizes funds to be spent pursuant to the Bank Enterprise Act of 1991, to provide an incentive for bank and thrift investments in targeted activities within qualified distressed communities. Insured depository institutions may earn assessment credit by engaging in new lending in economically under-served areas. Further, the legislation amended various statutory reporting obligations and other rules impacting various paperwork requirements and examination cycles.

PENDING LEGISLATION

  There is legislation currently pending in Congress which would reduce paperwork and additional regulatory burdens for depository institutions. This pending legislation would eliminate numerous regulatory requirements mandated by laws such as the Real Estate Settlement Procedures Act, the Truth in Savings Act, and the Truth in Lending Act.

  Further, under this pending legislation, the Community Reinvestment Act ("CRA") would be amended to preclude federal banking regulators from imposing additional burdens, record keeping or reporting requirements on financial institutions. The legislation also provides for self-certification of CRA compliance by certain "satisfactory" or "outstanding" financial institutions with assets of $250 million or less, subject to certain public notice requirements. Further, the legislation provides that examination ratings would become conclusive, obviating the need for an institution to have to reprove its performance in an application proceeding.

  Congress is also considering legislation to rebuild the undercapitalized Savings Association Insurance Fund ("SAIF"). One proposed plan would capitalize the fund with a one-time charge on SAIF-insured lenders and fiduciaries under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal and state environmental protection laws.

  Similarly, pending California legislation would provide lenders and fiduciaries a clear "road map" of how they may deal with real property contaminated by toxics and avoid liability as an "owner" or "operator" under various state environmental laws. This is a measure which should benefit financial institutions of all sizes. Approval is expected during 1996.

  While the effect of such proposed legislation and regulatory reform on the business of the Thrifts cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will occur throughout the decade.

LIMITATIONS ON DIVIDENDS

  Under California law, a California thrift is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift's retained earnings, (ii) any payment would not result in a violation of the approved minimum capital to thrift and loan investment certificates ratio and (iii) after giving effect to the distribution, either (y) the sum of a thrift's assets (net of goodwill, capitalized research and development expenses and deferred charges) would be not less than 125% of its liabilities (net of deferred taxes, income and other credits), or (z) current assets would be not less than current liabilities (except that if a thrift's average earnings before taxes for the last two years had been less than average interest expenses, current assets must be not less than 125% of current liabilities).

  In addition, a California thrift is prohibited from paying dividends from that portion of capital which its board of directors has declared restricted for dividend payment purposes. The amount of restricted capital maintained by a California thrift provides the basis for establishing the maximum amount that a California thrift may lend to one single borrower. Accordingly, a California thrift typically restricts as much capital as necessary to achieve its desired loan to one borrower limit, which in turn restricts the funds available for the payment of dividends. Exclusive of any other limitations which may apply, at December 31, 1995, First Thrift could have paid additional dividends to First Republic aggregating approximately $17,400,000.

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

  The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

  Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

OTHER REGULATORY MATTERS

  FDICIA requires insured depository institutions to undergo a full-scope, on-site examination by their primary Federal banking agency at least once every 12 months. A transition rule allowed for examination of certain well capitalized and well managed institutions every 18 months until December 31, 1993. In 1994, the exemption for smaller institutions, which allowed a substitution of an 18 month schedule for the 12 month examination schedule for qualified smaller institutions, was amended to increase the asset threshold from $100 million to $250 million. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate Federal banking agency against each institution or affiliate as it deems necessary or appropriate.

  FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon FDICIA's five capital tiers. The FDIC's rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive. A depository institution is "adequately capitalized" if its risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions). An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. An institution is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. Under this standard, First Thrift and First Republic Savings Bank are "well capitalized" at December 31, 1995.

  No sanctions apply to institutions which are "well" or "adequately" capitalized under the prompt corrective action requirements. Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from each company having control of such under capitalized institution that the institution will comply with the capital plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters. If such a guarantee were deemed to be commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party general unsecured creditors of the holding company. Undercapitalized institutions are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to growth limitations; and acquisitions, branching and entering into new lines of business are restricted. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

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

  FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

  In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. The Riegle Community Development and Regulatory Improvement Act of 1994 amended FDICIA to (a) authorize the agencies to establish safety and soundness standards by regulations or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings standards and (c) eliminate the requirement that such standards apply to depository institution holding companies.

  On July 10, 1995 the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institutions noncompliance with one or more standards.

  In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, required insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.

  The federal banking agencies amended their regulations as of June 7, 1994, regarding the requirements for appraisals of "real estate related financial transactions" for federally regulated financial institutions. A federally related transaction is any real estate related financial transaction for which an appraisal is required. An appraisal must be conducted by either state certified or state licensed appraisers for all such transactions unless an exemption applies. The more common exceptions relate to (i) transactions valued at $250,000 or less; (ii) business loans valued at $1 million or less and not dependent upon real estate as the primary source of repayment; or
(iii) transactions which are not secured by real estate. Appraisals performed in connection with federally related transactions must also comply with the agencies appraisal standards.

EMPLOYEES

  As of December 31, 1995, the Company had 148 full-time employees. Management believes that its relations with employees are satisfactory. The Company is not a party to any collective bargaining agreement.

STATISTICAL DISCLOSURE REGARDING THE BUSINESS OF THE COMPANY

  The following statistical data relating to the Company's operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements at pages 20 to 45 of the Companys 1995 Annual Report to Stockholders and is incorporated by reference herein. Average balances are determined on a daily basis.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND DIFFERENTIALS

  The following table presents for the years indicated the distribution of consolidated average assets, liabilities and stockholders' equity as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans and interest not accrued is excluded. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35% for all years.

                                                       YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------
                                     1995                        1994                        1993
                          --------------------------- --------------------------- --------------------------
                           AVERAGE            YIELDS/  AVERAGE            YIELDS/  AVERAGE            YIELD/
                           BALANCE   INTEREST  RATES   BALANCE   INTEREST  RATES   BALANCE   INTEREST  RATE
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- ------
                                                           ($ IN THOUSANDS)
ASSETS:
Interest-earning
 deposits with other
 institutions...........  $    1,404 $     70  4.99%  $      600 $    29   4.83%  $      646 $    38   5.88%
Short-term investments..      18,463    1,179  6.39       32,875   1,532   4.66       46,977   1,590   3.38
Investment securities...     166,011   11,385  6.86      128,017   7,148   5.58       74,160   3,541   4.77
Loans...................   1,591,827  127,341  8.00    1,379,640 100,816   7.31    1,154,680  93,212   8.07
                          ---------- --------         ---------- -------          ---------- -------
 Total interest-earning
  assets................   1,777,705  139,975  7.87    1,541,132 109,525   7.11    1,276,463  98,381   7.71
                                     --------                    -------                     -------
Noninterest-earning
 assets.................      18,474                      14,249                      11,609
                          ----------                  ----------                  ----------
 Total average assets...  $1,796,179                  $1,555,381                  $1,288,072
                          ==========                  ==========                  ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY:
Passbook and MMA accts..  $  150,055 $  7,473  4.98%  $  123,403 $ 4,445   3.60%  $  118,335 $ 3,803   3.21%
Certificates of
 deposit................     898,515   54,661  6.08      734,746  36,579   4.98      597,221  31,516   5.28
                          ---------- --------         ---------- -------          ---------- -------
 Total deposits.........   1,048,570   62,134  5.93      858,149  41,024   4.78      715,556  35,319   4.94
Other borrowings........     560,497   37,003  6.60      515,295  24,735   4.80      406,917  16,362   4.02
Subordinated
 debentures.............      64,116    5,777  9.01       62,975   5,676   9.01       57,088   5,237   9.17
                          ---------- --------         ---------- -------          ---------- -------
 Total interest-bearing
  liabilities...........   1,673,183  104,914  6.27    1,436,419  71,435   4.97    1,179,561  56,918   4.83
                                     --------                    -------                     -------
Noninterest-bearing
 liabilities............      15,136                      11,080                      10,195
Stockholders' equity....     107,860                     107,882                      98,316
                          ----------                  ----------                  ----------
 Total average
  liabilities and
  stockholders' equity..  $1,796,179                  $1,555,381                  $1,288,072
                          ==========                  ==========                  ==========
Net interest spread(1)..                       1.60%                       2.14%                       2.88%
Net interest income and
 net interest
 margin(2)..............             $ 35,061  1.97%             $38,090   2.47%             $41,463   3.25%
                                     ========                    =======                     =======

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

                                1995 VS. 1994               1994 VS. 1993
                          ---------------------------  --------------------------
                          VOLUME     RATE     TOTAL    VOLUME     RATE     TOTAL
                          -------  --------  --------  -------  --------  -------
                                            (IN THOUSANDS)
INCREASE (DECREASE) IN
 INTEREST INCOME:
Interest-earning
 deposits with other
 institutions...........  $    40  $      1  $     41  $    (3) $     (6) $    (9)
Short-term investments..     (857)      504      (353)    (589)      531      (58)
Investment securities...    2,384     1,853     4,237    2,894       713    3,607
Loans...................   16,420    10,105    26,525   17,070    (9,466)   7,604
                          -------  --------  --------  -------  --------  -------
  Total increase
   (decrease)...........   17,987    12,463    30,450   19,372    (8,228)  11,144
                          -------  --------  --------  -------  --------  -------
INCREASE (DECREASE) IN
 INTEREST EXPENSE:
Passbook and MMA
 accounts...............    1,102     1,926     3,028      167       475      642
Certificates of
 deposit................    9,082     9,000    18,082    6,952    (1,889)   5,063
Other borrowings........    2,357     9,911    12,268    4,832     3,541    8,373
Subordinated
 debentures.............      101         0       101      532       (93)     439
                          -------  --------  --------  -------  --------  -------
  Total increase
   (decrease)...........   12,642    20,837    33,479   12,483     2,034   14,517
                          -------  --------  --------  -------  --------  -------
Increase (decrease) in
 net interest income....  $ 5,345  $ (8,374) $ (3,029) $ 6,889  $(10,262) $(3,373)
                          =======  ========  ========  =======  ========  =======

TYPES OF LOANS

  The following table sets forth by category the total loan portfolio of the Company at the dates indicated:

                                              DECEMBER 31,
                          --------------------------------------------------------
                             1995        1994        1993        1992       1991
                          ----------  ----------  ----------  ----------  --------
                                             (IN THOUSANDS)
LOANS:
Single family (1-4
 units).................  $  983,331  $  820,078  $  577,276  $  375,757  $270,655
Multifamily (5+ units)..     350,507     367,750     387,757     405,399   325,075
Commercial real estate..     286,824     249,119     229,914     204,611   209,121
Multifamily/commercial
 construction...........       9,013      10,658       5,707      19,574    19,717
Single family
 construction...........      19,349      14,227      14,512      14,703     6,912
Home equity credit
 lines..................      26,572      28,137      31,213      35,255    23,755
                          ----------  ----------  ----------  ----------  --------
  Real estate mortgages
   subtotal.............   1,675,596   1,489,969   1,246,379   1,055,299   855,235
Commercial business and
 other..................       6,667       8,694       9,679      12,486    16,382
                          ----------  ----------  ----------  ----------  --------
  Total loans...........   1,682,263   1,498,663   1,256,058   1,067,785   871,617
Unearned fee income.....      (4,380)     (6,816)     (9,406)    (12,621)  (11,550)
Reserve for possible
 losses.................     (18,068)    (14,355)    (12,657)    (12,686)  (11,663)
                          ----------  ----------  ----------  ----------  --------
  Loans, net............  $1,659,815  $1,477,492  $1,233,995  $1,042,478  $848,404
                          ==========  ==========  ==========  ==========  ========

  The following table shows the maturity distribution of the Company's real estate construction loans and commercial business loans outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, were due within the periods indicated. All such loans are adjustable rate in nature

                                                  AFTER ONE
                                          WITHIN  BUT WITHIN MORE THAN
                                         ONE YEAR FIVE YEARS FIVE YEARS  TOTAL
                                         -------- ---------- ---------- -------
                                                     (IN THOUSANDS)
MATURITY DISTRIBUTION:
Real estate construction loans.......... $26,262    $2,100      $ --    $28,362
Commercial business loans...............     692     2,852       119      3,663
                                         -------    ------      ----    -------
  Total................................. $26,954    $4,952      $119    $32,025
                                         =======    ======      ====    =======

ASSET QUALITY

  The Company places an asset on nonaccrual status when any installment of principal or interest is over 90 days past due (except for single family loans which are well secured and in the process of collection), or when management determines the ultimate collection of all contractually due principal or interest to be unlikely. Restructured loans where the Company grants payment or significant interest rate concessions are placed on nonaccrual status until collectibility improves and a satisfactory payment history is established, generally receipt of at least six consecutive payments. Real estate collateral obtained by the Company is referred to as "REO."

  Since the inception of operations in 1985 through December 31, 1995, the Company has originated approximately $5.0 billion of loans both for sale and retention in its loan portfolio, on which the Company has experienced approximately $34 million of losses. Such losses primarily resulted from the economic recession which affected the California economy commencing in late 1990 and continuing in parts of the state through 1995 and the Northridge earthquake which struck the Los Angeles area in January 1994. As a result of the Northridge earthquake, which affected primarily the Company's loans secured by multifamily properties in Los Angeles County, the Company has experienced increased loan delinquencies and REO, additional loan loss provisions and a higher level of modified and restructured loans.

  The Company's loss experience since inception represents an aggregate total of approximately 0.68% of loans originated in over ten years, although the Company's loss experience on single-family mortgage loans has been less than 0.06% of loans originated in this period. The Company's average annualized net chargeoff experience on its single family loans for the last three years was 0.02% of average single family loans. The Company has experienced a higher level of chargeoffs since 1991 in connection with the resolution of delinquent loans and sale of REO than in prior years. The ratio of the Company's net loan chargeoffs to average loans was 0.44% for 1993, 0.58% for 1994, and 0.69% for 1995.

  Additional information is provided under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset Quality and--Provisions for Losses and Reserve Activity" on pages 38 to 40 of the Company's 1995 Annual Report to stockholders, incorporated by reference herein.

  The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans more than 90 days past due at the dates indicated.

                                                DECEMBER 31,
                                   -------------------------------------------
                                    1995     1994     1993     1992     1991
                                   -------  -------  -------  -------  -------
                                              ($ IN THOUSANDS)
NONACCRUING ASSETS AND OTHER
 LOANS:
Single family..................... $   --   $   --   $   --   $   --   $   --
Multifamily.......................  23,664   29,049    6,740    3,894    3,525
Commercial real estate............  12,555    3,400    4,862    5,524    9,674
Other.............................     331      174       16      140      --
Real estate owned ("REO").........  10,198    8,500    9,961    8,937      --
                                   -------  -------  -------  -------  -------
  Nonaccruing loans and REO.......  46,748   41,123   21,579   18,495   13,199
Nonaccruing investments...........     --       --       361      469      800
                                   -------  -------  -------  -------  -------
  Total nonaccruing assets........  46,748   41,123   21,940   18,964   13,999
Restructured performing loans.....  12,795   17,489    6,342    3,366    3,366
                                   -------  -------  -------  -------  -------
  Total nonaccruing assets and
   restructured performing loans.. $59,543  $58,612  $28,282  $22,330  $17,365
                                   =======  =======  =======  =======  =======
Accruing single family loans more
 than 90 days past due............ $ 3,747  $ 2,587  $ 1,390  $ 3,541  $ 2,880
                                   =======  =======  =======  =======  =======
PERCENT OF TOTAL ASSETS:
All nonaccruing assets............    2.46%    2.41%    1.55%    1.54%    1.50%
Nonaccruing assets and
 restructured performing loans....    3.13%    3.43%    2.00%    1.81%    1.86%

  The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity.

                                        YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------
                             1995        1994        1993        1992       1991
                          ----------  ----------  ----------  ----------  --------
                                            ($ IN THOUSANDS)
RESERVE FOR POSSIBLE
 LOSSES:
Balance beginning of
 year...................  $   14,355  $   12,657  $   12,686  $   11,663  $  5,254
Provision charged to
 operations.............      14,765       9,720       4,806       8,062     6,241
Reserve from purchased
 loans..................         --           34         200         466     2,240
Reserve of First
 Republic Savings Bank
 at acquisition.........         --          --           24         --        --
Chargeoffs on originated
 loans:
  Single family.........         (14)       (210)       (209)       (328)     (259)
  Multifamily...........      (9,314)     (7,177)     (3,367)     (3,961)     (706)
  Commercial real
   estate...............      (2,163)       (695)     (1,547)     (3,750)   (1,001)
  Commercial business
   loans................         (48)        (79)        (76)       (213)     (186)
  Construction loans....        (353)        --          --          --        --
Recoveries on originated
 loans:
  Single family.........           3          11         --           50       --
  Multifamily...........         765         119         --            5        10
  Commercial real
   estate...............          30         --           92         654       --
  Commercial business
   loans................          54          15          43          12         4
Acquired loans:
  Chargeoffs............         (22)        (47)        --          --        (16)
  Recoveries............          10           7           5          26        82
                          ----------  ----------  ----------  ----------  --------
Total chargeoffs, net of
 recoveries.............     (11,052)     (8,056)     (5,059)     (7,505)   (2,072)
                          ----------  ----------  ----------  ----------  --------
Balance end of year.....  $   18,068  $   14,355  $   12,657  $   12,686  $ 11,663
                          ==========  ==========  ==========  ==========  ========
Average loans for the
 year...................  $1,591,827  $1,379,640  $1,154,680  $1,008,783  $700,917
Total loans at year
 end....................   1,682,263   1,498,663   1,256,058   1,067,785   871,617
Ratios of reserve to:
  Total loans...........        1.07%       0.96%       1.01%       1.19%     1.34%
  Nonaccruing loans.....          49%         44%        109%        133%       88%
  Nonaccruing loans and
   restructured
   performing loans.....          37%         29%         70%         98%       70%
Net chargeoffs to
 average loans..........        0.69%       0.58%       0.44%       0.74%     0.30%

  The following table sets forth management's historical allocation of the reserve for possible losses by loan category and the percentage of loans in each category to total loans at the dates indicated:

                                                      DECEMBER 31,
                          -------------------------------------------------------------------------
                              1995           1994           1993           1992           1991
                          -------------  -------------  -------------  -------------  -------------
                          RESERVE        RESERVE        RESERVE        RESERVE        RESERVE
                            FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF
                          LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS
                          ------- -----  ------- -----  ------- -----  ------- -----  ------- -----
                                                    ($ IN THOUSANDS)
Loan Category:
Single family...........  $   200  58.5% $   --   54.7% $   --   46.0% $   --   35.2% $   --   31.0%
Multifamily.............    5,900  20.8    5,600  24.6    2,600  30.9    1,700  38.0    1,325  37.3
Commercial real estate..    2,850  17.0      600  16.7    1,300  18.3    2,000  19.2    1,725  24.0
Multifamily
 construction...........      --    0.5      --    0.6      --    0.4      --    1.8      --    2.3
Single family
 construction...........      --    1.2      100   0.9      --    1.1      --    1.4      --    0.8
Home equity credit
 lines..................      --    1.6      --    1.9      --    2.5      --    3.3      --    2.7
Other loans.............       50   0.4       55   0.6      --    0.8      100   1.1      200   1.9
Unallocated reserves....    9,068   --     8,000   --     8,757   --     8,886   --     8,413   --
                          ------- -----  ------- -----  ------- -----  ------- -----  ------- -----
                          $18,068 100.0% $14,335 100.0% $12,657 100.0% $12,686 100.0% $11,663 100.0%
                          ======= =====  ======= =====  ======= =====  ======= =====  ======= =====

  At December 31, 1995, management had allocated from its general reserves $5,900,000 to the multifamily loan category, $2,850,000 to the commercial real estate loan category, $200,000 to the single family category, and $50,000 to other loans, based upon management's estimate of the risk of loss inherent in its nonaccruing or other possible problem loans in those categories. The allocation of such reserve will change whenever management determines that the risk characteristics of its assets or specific assets have changed. The amount available for future chargeoffs that might occur within a particular category is not limited to the amount allocated to that category, since the allowance is a general reserve available for all loans in the Company's portfolio. In addition, the amounts so allocated by category may not be indicative of future chargeoff trends.

  Based predominately upon the Company's continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

  Although substantially all nonaccrual loans and loans that were adversely affected by the earthquake have been reduced to their currently estimated collateral fair value (net of selling costs) at December 31, 1995, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

FINANCIAL RATIOS

  The following table shows certain key financial ratios for the Company for the periods indicated.

                                                  YEAR ENDING DECEMBER 31,
                                              --------------------------------
                                              1995  1994   1993   1992   1991
                                              ----- ----- ------ ------ ------
Key Financial Ratios:
Return on average total assets............... 0.07% 0.47%  0.97%  1.06%  0.96%
Return on average stockholders' equity....... 1.08% 6.77% 12.65% 14.10% 17.22%
Average stockholders' equity as a percentage
 of average total assets..................... 6.00% 6.94%  7.63%  7.51%  5.55%
General & administrative expenses as a
 percentage of average total assets.......... 1.07% 1.28%  1.33%  1.30%  1.44%

ITEM 2. PROPERTIES

  First Republic does not own any real property. In 1990, First Republic entered into a 10-year lease, with three 5-year options to extend, for headquarters space at 388 Market Street, mezzanine floor, in the San Francisco financial district. Management believes that the Company's current and planned facilities are adequate for its current level of operations.

  First Republic's subsidiaries lease offices at the following locations, with terms expiring at dates ranging from August 1997 to December 2002:

                 NAME                                ADDRESS
                 ----                                -------
     First Thrift................. 101 Pine Street, San Francisco, CA
                                   5628 Geary Boulevard, San Francisco, CA
                                   1088 Stockton Street, San Francisco, CA
                                   1809 Irving Street at 19th Avenue, San
                                   Francisco, CA
                                   1099 Fourth Street, San Rafael, CA
                                   3928 Wilshire Blvd., Los Angeles, CA
                                   9593 Wilshire Blvd., Beverly Hills, CA
                                   116 E. Grand Avenue, Escondido, CA
                                   8347 La Mesa Blvd., La Mesa, CA
                                   1110 Camino Del Mar, Del Mar, CA
     First Republic Savings Bank.. 2510 South Maryland Parkway, Las Vegas, NV

ITEM 3. LEGAL PROCEEDINGS

  There is no pending proceeding, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1995.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  This information is incorporated by reference to page 48 of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

ITEM 6. SELECTED FINANCIAL DATA

  This information is incorporated by reference to the inside front cover of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference to pages 36 through 45 of the Company's Annual Report to Stockholders for the year ended December 31, 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This information is incorporated by reference to pages 20 through 35 and to page 48 of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the directors and executive officers of First Republic and certain pertinent information about them.

                          AGE          POSITION HELD WITH THE COMPANY
                          ---          ------------------------------
Roger O.
 Walther(1)(2)(3).......   60 Chairman of the Board
James H. Herbert,
 II(1)..................   51 President, Chief Executive Officer and Director
Katherine August-
 deWilde(1).............   48 Executive Vice President and Director
Willis H. Newton, Jr....   46 Senior Vice President and Chief Financial Officer
Linda G. Moulds.........   45 Vice President, Secretary and Controller
Edward J. Dobranski.....   45 Vice President, General Counsel
David B. Lichtman.......   32 Vice President, Chief Credit Officer
Krista A. Jacobsen......   34 Vice President, Chief Investment Officer
Richard M. Cox-Johnson..   61 Director
Kenneth W. Dougherty....   69 Director
Frank J. Fahrenkopf,
 Jr.....................   56 Director
L. Martin Gibbs(2)......   58 Director
James F. Joy(2).........   58 Director
John F. Mangan..........   59 Director
Barrant V. Mer-
 rill(2)(3).............   65 Director

--------
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

  The directors of First Republic serve three-year terms. The terms are staggered to provide for the election of approximately one-third of the Board members each year. Each director (except Mr. Cox-Johnson who was elected in October 1986 and Ms. August-deWilde who was elected in April 1988) has served in such capacity since the inception of First Republic. Messrs. Walther and Herbert have served as officers of First Republic since its inception. Ms. August-deWilde has served as an officer since July 1985 and as a director since April 1988, while Ms. Moulds has served as an officer since June 1985. Mr. Newton became an officer of First Republic in August 1988, Mr. Dobranski became an officer of First Republic in June 1993, Mr. Lichtman became an officer of First Republic in January 1994 and Ms. Jacobsen became an officer of First Republic in July 1995.

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

  Katherine August-deWilde is Executive Vice President and a director of First Republic serving until 1998. She joined the Company in June 1985 as Vice President and Chief Financial Officer. From 1982 to 1985, she was Senior Vice President and Chief Financial Officer at PMI Mortgage Insurance Co., a subsidiary of Sears/Allstate. She is a graduate of Goucher College, A.B., 1969, and Stanford University, M.B.A., 1975.

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

  David B. Lichtman was appointed Vice President, Chief Credit Officer, in January 1994. Mr. Lichtman served as a loan processor with First Thrift from 1986 to 1990, as a loan officer with First Republic Mortgage Inc. from 1990 through 1991, and as a credit officer with First Thrift from 1992 through December 1993. Mr. Lichtman is a graduate of Vassar College, B.A. 1985 and the University of California, Berkeley, M.B.A. 1990.

  Krista A. Jacobsen joined the Company in July 1995 as Vice President and Chief Investment Officer. Previously, from 1987 to 1994, she was Vice President and Portfolio Manager at Transamerica Investment Services. Ms. Jacobsen is a graduate of the University of California, Los Angeles, earning a B.A. and an M.A. in 1985.

  Richard M. Cox-Johnson is a director of First Republic serving until 1996. Mr. Cox-Johnson is a director of Premier Consolidated Oilfields PLC. He is a graduate of Oxford University 1955.

  Kenneth W. Dougherty is a director of First Republic serving until 1996. Mr. Dougherty is an investor and was previously President of Gill & Duffus International Inc. and Farr Man & Co. Inc., which are international commodity trading companies. He was a director of San Francisco Bancorp from 1982 to 1984. Mr. Dougherty is a graduate of the University of Pennsylvania, B.A. 1948.

  Frank J. Fahrenkopf, Jr., is a director of First Republic serving until 1996. Mr. Fahrenkopf is the President and CEO of the American Gaming Association. Previously, he was a partner in the law firm of Hogan & Hartson. From January 1983 until January 1989, he was Chairman of the Republican National Committee. Mr. Fahrenkopf is a graduate of the University of Nevada-Reno, B.A. 1962, and the University of California-Berkeley, L.L.B. 1965.

  L. Martin Gibbs is a director of First Republic serving until 1998. Mr. Gibbs is a partner in the law firm of Rogers & Wells, counsel to the Company. He is a graduate of Brown University, B.A. 1959 and Columbia University, J.D. 1962.

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

  John F. Mangan is a director of First Republic serving until 1998. Mr. Mangan is an investor and was previously President of Prudential-Bache Capital Partners, Inc. (a wholly owned subsidiary of Prudential-Bache Securities, Inc.). Prior to that, he was the managing general partner of Rose Investment Company, a venture capital partnership. Mr. Mangan was a member of the New York Stock Exchange for over 13 years and was previously vice president and a partner of Pershing & Co., Inc. He has been a director of Noel Group, Inc., New York, N.Y., and the Hutton-Deutsch Collection Ltd., London. Mr. Mangan is a graduate of the University of Pennsylvania, B.A. 1959.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's definitive proxy statement under the caption "Executive Compensation" to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM

  (a) Financial Statements and Schedules.

  The following financial statements are contained in registrant's 1995 Annual Report to Stockholders and are incorporated in this Report on Form 10-K by this reference:

                                                                      PAGE OF
                                                                   ANNUAL REPORT
                                                                   -------------
   First Republic Bancorp Inc.
   At December 31, 1995 and 1994:
     Consolidated Balance Sheet...................................       20
   Years ended December 31, 1995, 1994 and 1993:
     Consolidated Statement of Income.............................       22
     Consolidated Statement of Stockholders' Equity...............       23
     Consolidated Statement of Cash Flows.........................       24
   Notes to Consolidated Financial Statements.....................       25
   Report of Independent Auditors.................................       35

  All schedules are omitted as not applicable.

  The Company filed a report dated October 20, 1995 on Form 8-K reporting the Company's earnings for the quarter and nine months ended September 30, 1995.

  The Company filed a report dated January 25, 1996 on Form 8-K reporting the Company's earnings for the quarter and year ended December 31, 1995.

  (c) Exhibits

  NOTE: Exhibits marked with a plus sign (+) are incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 33-4608); Exhibits marked with two plus signs (++) are incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1987; Exhibits marked with three plus signs (+++) are incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-18963); Exhibits marked with a diamond (.) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988; Exhibits marked with two diamonds (..) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1989; Exhibits marked with three diamonds (...) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990; Exhibits marked with two asterisks (**) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-40182); Exhibits marked with three asterisks (***) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-42426); Exhibits marked with one pound sign (#) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-43858); Exhibits marked with two pound signs (##) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-45435). Exhibits marked with three pound signs (###) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-54136). Exhibits marked with four pound signs (####) are incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1992. Exhibits marked with one dagger sign (d) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-60958). Exhibits marked with two dagger signs (dd) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-66336). Each such Exhibit had the number in parentheses immediately following the description of the Exhibit herein.

    3.1### Certificate of Incorporation, as amended. (3.1)
    3.2+++ By-Laws as currently in effect.
    4.1#   Indenture dated as of September 1, 1991 between First Republic
           Bancorp Inc. and National City Bank of Minneapolis. (10.35)
    4.2##  Supplemental Indenture dated as of November 1, 1991 between First
           Republic Bancorp Inc. and National City Bank of Minneapolis. (10.35)
    4.3### Indenture dated as of December 1, 1992 between First Republic
           Bancorp Inc. and U.S. Trust Company of California, N.A. (4.1)
    4.4d   Indenture dated as of May 15, 1993, between First Republic Bancorp
           Inc. and United States Trust Company of New York. (4.1)
    4.5dd  Indenture dated as of August 4, 1993, between First Republic Bancorp
           Inc. and United States Trust Company of New York. (4.1)
   10.1    Employee Stock Ownership Plan.
   10.2+   Employee Stock Ownership Trust. (10.16)
   10.3**  1985 Stock Option Plan. (10.3)
   10.4+   Employment offers of James H. Herbert, II, Katherine August-deWilde, and Linda G. Moulds. (10.22)
   10.5++  Continuing Guarantee dated August 3, 1987 of the Registrant. (19.2)
   10.6++  Pledge Agreement dated September 8, 1987 between Pacific Trust
           Company, as trustee for the First Republic Bancorp Inc. Employee
           Stock Ownership Plan and the Registrant. (19.6(b))

   10.7+++   Key man life insurance policy on James H. Herbert, II. (10.33)
   10.8.     Employment offer of Willis H. Newton, Jr. (10.37)
   10.9...   Sublease Agreement dated October 20, 1989 between the Registrant,
             Wells Fargo Bank and 111 Pine Street Associates with related master lease and amendments thereto attached. (10.44)
   10.10..   Lease Agreement dated January 5, 1990 between the Registrant and
             Honorway Investment Corporation. (10.45)
   10.11...  Agreement re: Executive Bonuses for 1990 and 1991. (10.51)
   10.12***  Advances and Security Agreement dated as of June 24, 1991 between the Federal Home Loan Bank of San Francisco ("FHLB") and First
             Republic Thrift & Loan. (10.29)
   10.13###  Subordinated Capital Notes by First Republic Thrift & Loan to
             First Republic Bancorp Inc. outstanding as of October 30, 1992, nos. 1001-1010 and no. 1013. (10.34)
   10.14###  Form of 1992 Performance-Based Contingent Stock Option Agreement.
             (10.35)
   10.15     Form of 1995 Performance-Based Contingent Stock Option Agreement.
   10.16#### Employee Stock Purchase Plan. (10.23)
   11.1      Statement of Computation of Earnings Per Share.
   12.1      Statement of Computation of Ratios of Earnings to Fixed Charges.
   13.1      1995 Annual Report to Stockholders.
   22.1      Subsidiaries of First Republic Bancorp Inc.
   23.1      Consent of KPMG Peat Marwick LLP.
   27        Financial Data Schedule.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          First Republic Bancorp Inc.

                                                 /s/ Willis H. Newton, Jr.
                                          By: _________________________________
                                             WILLIS H. NEWTON, JR. SENIOR VICE
                                               PRESIDENT AND CHIEF FINANCIAL
                                                          OFFICER

March 20, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                  DATE
              ---------                        -----                  ----
        /s/ Roger O. Walther           Chairman of the Board       March 20, 1996
-------------------------------------
         (ROGER O. WALTHER)

      /s/ James H. Herbert, II         President, Chief            March 20, 1996
-------------------------------------   Executive Officer and
       (JAMES H. HERBERT, II)           Director

    /s/ Katherine August-deWilde       Executive Vice              March 20, 1996
-------------------------------------   President and
     (KATHERINE AUGUST-DEWILDE)         Director

      /s/ Willis H. Newton, Jr.        Senior Vice President       March 20, 1996
-------------------------------------   and Chief Financial
       (WILLIS H. NEWTON, JR.)          Officer (Principal
                                        Financial Officer)

         /s/ Linda G. Moulds           Vice President,             March 20, 1996
-------------------------------------   Secretary and
          (LINDA G. MOULDS)             Controller (Principal
                                        Accounting Officer)

     /s/ Richard M. Cox-Johnson        Director                    March 15, 1996
-------------------------------------
      (RICHARD M. COX-JOHNSON)


              SIGNATURE                  TITLE             DATE
              ---------                  -----             ----
      /s/ Kenneth W. Dougherty          Director           March 21, 1996
-------------------------------------
       (KENNETH W. DOUGHERTY)

    /s/ Frank J. Fahrenkopf, Jr.        Director           March 20, 1996
-------------------------------------
     (FRANK J. FAHRENKOPF, JR.)

         /s/ L. Martin Gibbs            Director           March 14, 1996
-------------------------------------
          (L. MARTIN GIBBS)

          /s/ James F. Joy              Director           March 14, 1996
-------------------------------------
           (JAMES F. JOY)

         /s/ John F. Mangan             Director           March 20, 1996
-------------------------------------
          (JOHN F. MANGAN)

       /s/ Barrant V. Merrill           Director           March 14, 1996
-------------------------------------
        (BARRANT V. MERRILL)


  EXHIBIT NO.                             DESCRIPTION
  -----------                             -----------
11.1........... Statement of Computation of Earnings Per Share
12.1........... Statement of Computation of Ratios of Earnings to Fixed Charges
13.1........... 1995 Annual Report to Stockholders
22.1........... Subsidiaries of First Republic Bancorp Inc.
23.1........... Consent of KPMG Peat Marwick LLP
27............. Financial Data Schedule