Form 10-Q
period 1996-03-31
FIRST REPUBLIC BANCORP INC
filed 1996-05-15
CIK 770975

First Republic Bancorp Inc.
                            Form 10-Q

                          March 31, 1996

                              Index

                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet -
           March 31, 1996 and December 31, 1995                     3

           Consolidated Statement of Income - Quarter
           Ended March 31, 1996 and 1995                            5

           Consolidated Statement of Cash Flows -
           Quarter Ended March 31, 1996 and 1995                    6

           Notes to Consolidated Financial
           Statements                                               7

  Item 2 - Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                                8

PART II - OTHER INFORMATION                                        27

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



  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                   March 31,           December 31,
                                                                      1996                1995
                                                                   ---------           -----------
                                                                  (Unaudited)

ASSETS
  Cash                                                           $ 15,658,000         $ 15,918,000
  Federal funds sold and short term investments                    14,500,000           15,000,000
  Interest bearing deposits at other financial institutions           193,000              200,000
  Investment securities at cost                                    46,992,000           33,974,000
  Investment securities at market                                 108,613,000          106,939,000
  Federal Home Loan Bank Stock, at cost                            30,714,000           30,321,000
                                                                  -----------          -----------
                                                                  216,670,000          202,352,000

Loans
  Single family (1-4 unit) mortgages                            1,036,903,000          977,220,000
  Multifamily (5+ units) mortgages                                342,738,000          350,507,000
  Commercial real estate mortgages                                285,068,000          286,824,000
  Commercial business loans                                         3,205,000            3,663,000
  Single family construction                                       22,757,000           19,349,000
  Multifamily/commercial construction                               7,701,000            9,013,000
  Equity lines of credit                                           26,871,000           26,572,000
  Leases, contracts and other                                         770,000              933,000
  Loans held for sale                                               5,179,000            8,182,000
                                                                -------------        -------------
                                                                1,731,192,000        1,682,263,000

Less
  Unearned loan fee income                                         (3,738,000)          (4,380,000)
  Reserve for possible losses                                     (18,878,000)         (18,068,000)
                                                                -------------        -------------
   Net loans                                                    1,708,576,000        1,659,815,000

  Accrued interest receivable                                      13,229,000           12,582,000
  Purchased servicing and premium on sale of loans                    637,000              449,000
  Prepaid expenses and other assets                                13,970,000           14,677,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                                  4,021,000            4,180,000
  Real estate owned (REO)                                          15,508,000           10,198,000
                                                                -------------        -------------

                                                              $ 1,972,611,000      $ 1,904,253,000
                                                                =============        =============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                   March 31,            December 31,
                                                                      1996                  1995
                                                                   ---------            ------------
                                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Customer deposits
  Passbook and MMA accounts                                    $  217,336,000         $  180,205,000
  Certificates of deposit                                         977,670,000            960,236,000
                                                                -------------          -------------
   Total customer deposits                                      1,195,006,000          1,140,441,000

  Interest payable                                                 13,646,000             14,813,000
  Other liabilities                                                 6,930,000              6,156,000
  Federal Home Loan Bank advances                                 581,530,000            570,530,000
  Other borrowings                                                         --                     --
                                                                -------------          -------------
   Total senior liabilities                                     1,797,112,000          1,731,940,000

  Senior subordinated debentures                                    9,971,000              9,974,000
  Subordinated debentures                                          19,566,000             19,579,000
  Convertible subordinated debentures                              34,500,000             34,500,000
                                                                -------------          -------------
   Total liabilities                                            1,861,149,000          1,795,993,000
                                                                -------------          -------------

Stockholders' equity
  Common stock                                                         78,000                 78,000
  Capital in excess of par value                                   75,135,000             74,919,000
  Retained earnings                                                43,378,000             40,608,000
  Deferred compensation -- ESOP                                            --                     --
  Treasury shares, at cost                                         (5,763,000)            (5,763,000)
  Unrealized loss-available for sale securities                    (1,366,000)            (1,582,000)
                                                                -------------          -------------
   Total stockholders' equity                                     111,462,000            108,260,000
                                                                -------------          -------------

                                                               $1,972,611,000         $1,904,253,000
                                                                =============          =============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)

                                                                            QUARTER ENDED
                                                                              March 31,
                                                                            -------------
                                                                      1996                   1995
                                                                  -----------             ----------
Interest income:
  Interest on real estate and other loans                         $35,173,000            $28,898,000
  Interest on investments                                           3,485,000              3,058,000
                                                                   ----------             ----------
   Total interest income                                           38,658,000             31,956,000
                                                                   ----------             ----------

Interest expense:
  Interest on customer deposits                                    17,160,000             13,369,000
  Interest on FHLB advances and borrowings                          8,800,000              8,928,000
  Interest on debentures                                            1,442,000              1,443,000
                                                                   ----------             ----------
   Total interest expense                                          27,402,000             23,740,000
                                                                   ----------             ----------

Net interest income                                                11,256,000              8,216,000
Provision for losses                                                1,773,000              1,465,000
                                                                   ----------             ----------
Net interest income after provision for losses                      9,483,000              6,751,000
                                                                   ----------             ----------

Non-interest income:
  Servicing fees, net                                                 642,000                712,000
  Loan and related fees                                               433,000                189,000
  Gain on sale of loans                                               172,000                  2,000
  Other income                                                         20,000                 19,000
                                                                   ----------             ----------
   Total non-interest income                                        1,267,000                922,000
                                                                   ----------             ----------

Non-interest expense:
  Salaries and related benefits                                     2,214,000              2,027,000
  Occupancy                                                           705,000                659,000
  Advertising                                                         496,000                340,000
  Professional fees                                                   229,000                102,000
  FDIC insurance premiums                                              78,000                530,000
  REO costs and losses                                                726,000                413,000
  Other general and administrative                                  1,562,000              1,267,000
                                                                   ----------             ----------
   Total non-interest expense                                       6,010,000              5,338,000
                                                                   ----------             ----------
Income before income taxes                                          4,740,000              2,335,000
Provision for income taxes                                          1,970,000                951,000
                                                                   ----------             ----------
Net income                                                        $ 2,770,000            $ 1,384,000
                                                                   ==========             ==========
Net income adjusted for effect of convertible
  issue, used for fully diluted EPS                               $ 3,166,000            $ 1,783,000
                                                                   ==========             ==========
Primary earnings per share                                        $      0.36            $      0.18
                                                                   ==========             ==========
Weighted average shares - primary                                   7,595,620              7,589,166
                                                                   ==========             ==========
Fully diluted earnings per share                                  $      0.31            $      0.18
                                                                   ==========             ==========
Weighted average shares - fully diluted                            10,119,887             10,129,792
                                                                   ==========             ==========

FIRST REPUBLIC BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                           Three Months ended
                                                                           ------------------
                                                                                March 31,
                                                                                ---------
                                                                      1996                     1995
                                                                    ---------               ---------


Operating Activities
  Net Income                                                      $ 2,770,000             $ 1,384,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for losses                                           1,773,000               1,465,000
     Provision for depreciation and amortization                    1,060,000                 837,000
     Amortization of loan fees                                       (600,000)             (1,003,000)
     Amortization of loan servicing rights                            105,000                  91,000
     Amortization of investment securities discounts                  (11,000)                 (8,000)
     Amortization of investment securities premiums                    54,000                  66,000
     Loans originated for sale                                    (21,435,000)             (9,103,000)
     Loans sold into commitments                                   29,385,000              10,556,000
     Increase in deferred taxes                                      (416,000)                     --
     Net gains on sale of loans                                      (172,000)                 (2,000)
     Increase in interest receivable                               (1,040,000)             (1,081,000)
     Decrease in interest payable                                  (1,167,000)               (208,000)
     Decrease in other assets                                         951,000                 991,000
     Increase (decrease) in other liabilities                         649,000                (797,000)
                                                                   ----------               ---------
     Net Cash Provided By Operating Activities                     11,906,000               3,188,000

Investment Activities
     Loans originated                                            (177,506,000)            (98,166,000)
     Other loans sold                                              12,989,000                      --
     Principal payments on loans                                   99,496,000              27,519,000
     Purchases of investment securities                           (18,969,000)             (2,980,000)
     Repayments of investment securities                            4,582,000               2,602,000
     Additions to fixed assets                                       (110,000)               (389,000)
     Net proceeds from sale of real estate owned                    1,087,000               3,502,000
                                                                  -----------              ----------
     Net Cash Used by Investing Activities                        (78,431,000)            (67,912,000)

Financing Activities
     Net increase (decrease) in passbook and MMA accounts          37,131,000              (6,449,000)
     Issuance of certificates of deposit                           93,655,000             139,266,000
     Repayments of certificates of deposit                        (76,221,000)            (82,283,000)
     Increase (decrease) in long-term FHLB advances                15,000,000              (4,000,000)
     Repayments of other long-term borrowings                              --                (162,000)
     Net increase (decrease) in short-term borrowings              (4,000,000)             10,000,000
     Decrease in deferred compensation - ESOP                              --                 162,000
     Repayments of subordinated debentures                            (16,000)                 (4,000)
     Proceeds from employee stock purchase plan                        85,000                  37,000
     Proceeds from common stock options exercised                     131,000                  36,000
     Purchase of treasury stock                                            --                (711,000)
                                                                   ----------              ----------
     Net Cash Provided by Financing Activities                     65,765,000              55,892,000

     Decrease in Cash and Cash Equivalents                           (760,000)             (8,832,000)

     Cash and Cash Equivalents at Beginning of Period              30,918,000              32,420,000
                                                                   ----------              ----------
     Cash and Cash Equivalents at End of Period                  $ 30,158,000            $ 23,588,000
                                                                   ==========              ==========

                   FIRST REPUBLIC BANCORP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of First Republic Bancorp Inc. ("First Republic") include its subsidiaries, First Republic Thrift & Loan ("First Thrift"), and First Republic Savings Bank. First Republic and its subsidiaries are collectively referred to as the "Company." All material intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to the 1995 financial statements in order for them to conform with the 1996 presentation.

These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter ended March 31, 1996 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." SFAS No. 122 requires that the rights to service mortgage loans for others be recognized as a separate asset, however those servicing rights are acquired. The total cost of originating or purchasing mortgage loans should be allocated between the loan and the servicing rights based on their relative fair values. The statement also requires the assessment of all capitalized mortgage servicing rights for impairment to be based on current fair value of those rights. The Company implemented SFAS
No. 122 effective January 1, 1996. The impact of SFAS No. 122 on the Company's financial position is expected to be immaterial and the impact on the Company's results will be to change the timing of reported earnings. SFAS No. 122 resulted in an increase in earnings before taxes of approximately $285,000 in the quarter ended March 31, 1996.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. SFAS No. 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. The Statement encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of SFAS No. 123. If the Company adopts the fair value based method of SFAS
No. 123, a higher compensation cost would result for fixed stock option plans and a different compensation cost will result for the Company's contingent or variable stock option plans. The recognition provisions and disclosure requirements of SFAS No. 123 are effective January 1, 1996. The Company has elected to continue to use its current practice under APB 25.

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

During the first quarter of 1996, the Company continued its focus on single family lending, and the level of loan originations increased from the prior year as a result of average interest rates being lower and improved secondary market conditions allowing the amount of loans sold or originated for sale to investors to be higher. Total loans of all types originated by the Company in 1995 were $584.4 million, and loan sales were $99.2 million in 1995. For the quarter ended March 31, 1996, the Company originated $198.9 million of loans and loan sales were $42.4 million, as compared to loan originations of $107.3 million and loan sales of $10.6 million for the quarter ended March 31, 1995.

- -------------------

The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $788.2 million in loans at March 31, 1996.

The following table presents certain performance ratios and share data information for the Company for the last three years and the first quarter of the current and prior years.

                                                              At or for the quarter                  At or for the Year
                                                                 Ended March 31,                     Ended December 31,
                                                              ---------------------         ----------------------------------
                                                               1996           1995           1995           1994         1993
                                                              ------         ------         ------         ------       ------
Performance Ratios:
 Return on average assets*                                      0.57%          0.32%         0.07%          0.47%         0.97%
 Return on average equity*                                     10.06           5.11          1.08           6.77         12.65
 Average equity to average assets                               5.68           6.27          6.00           6.94          7.63
 Leverage ratio                                                 5.73           6.27          5.84           6.43          7.65
 Total risk-based capital ratio                                15.06          15.78         15.00          16.32         17.62
 Net interest margin*                                           2.33           1.95          1.97           2.47          3.25
 Non-interest expense to average assets*                        1.09           1.14          1.07           1.28          1.33
 Nonaccruing assets to total assets                             2.41           2.02          2.46           2.41          1.55
 Nonaccruing assets and performing restructured
   loans to total assets                                        2.73           3.21          3.13           3.43          2.00
 Net loan chargeoffs to average loans*                          0.23           0.38          0.69           0.58          0.44
 Reserve for possible losses to total loans                     1.09           0.92          1.07           0.96          1.01
 Reserve for possible losses to nonaccruing loans                 59%            57%           49%            44%          109%

Share Data:
 Common shares outstanding                                  7,348,974      7,385,818     7,330,400      7,444,703     7,718,791
 Tangible book value per fully-diluted common share            $15.16         $14.65        $14.76         $14.40        $13.58

- --------------------------------
*Three months data is annualized

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

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $748 million of FHLB advances at March 31, 1996. Such advances are collateralized by real estate mortgage loans and $581.5 million has been advanced at March 31, 1996. Membership in the FHLB provides First Thrift with an alternative funding source for its loans.

First Thrift, whose deposits are insured by the FDIC BIF, operates four branches in San Francisco, a branch in San Rafael in Marin County north of San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. As of March 31, 1996, First Thrift had total assets of $1,871,433,000, tangible shareholder's equity of $130,675,000 and total capital (consisting of tangible shareholder's equity, subordinated capital notes and reserves) of $158,492,000. At March 31, 1996, First Thrift's tangible shareholder's equity as a percentage of total assets was 6.98% and its total

- ------------------

capital as a percentage of risk adjusted assets was 12.80%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at 7.07%, using Tier 1 capital (as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

LIQUIDITY
- ---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At March 31, 1996, the investment securities portfolio of $155,605,000, plus cash and short term investments of $30,351,000, amounted to $185,956,000, or 9.4% of total assets. At March 31, 1996, 92% of the Company's investments mature within twelve months or are adjustable rate in nature. At March 31, 1996, the Company owned no investments of a trading nature.

Additional sources of liquidity at March 31, 1996 are provided by borrowings collateralized by investment securities of approximately $123,000,000 and available unused FHLB advances of approximately $167,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
- ------------------------------

The Company seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company emphasizes the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at March 31, 1996 approximately 68% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, the Company's loans contain interim rate increase caps or limitations which can contribute to a further lagging of rates earned on loans. At March 31, 1996, approximately 88% of the Company's interest-earning assets and 83% of interest-bearing liabilities will reprice within the next year and the Company's one-year cumulative GAP is positive 10.1%. Despite the Company's positive repricing position, the Company's net interest margin decreased in the first and second quarters of 1995 as a result of the rapid rise in rates in 1994. The Company's net interest margin has increased slightly in the third and fourth quarters of 1995 and also in the first quarter of 1996. Important factors affecting the Company's net interest margin include competition and conditions in the home loan market which affect

- -----------------------------------------

loan yields, the cost of the Company's FHLB advances, mortgage loan repricings being subject to interim limitations on asset repricings, the Company's strategy to increase its home loans which carry lower margins and the lagging nature of COFI.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at March 31, 1996. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. See
"-Results of Operations" for a discussion of the change in the Company's net interest spread for the quarter ended March 31, 1996. A portion of the Company's adjustable loans carry minimum interest rates, or floors, which became the effective loan yield as rates declined and approximately $174,268,000 of such loans remain at these minimum interest rates as of March 31, 1996. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at March 31, 1996:

                             FIRST REPUBLIC BANCORP
                     ASSET & LIABILITY REPRICING SENSITIVITY
                                 March 31, 1996
                                     (000's)


                                        3 Months     3 to       6 to         1 to       2 to         Over    Non Interest
ASSETS:                   Immediate      or Less   6 Months   12 Months    2 Years     5 Years     5 Years   Sensitive       TOTAL
                          ---------     --------   --------   ---------    --------    -------     -------   ---------    ---------
Loans (1)                         0      863,015    551,629     103,045      15,060    138,772      59,671           0    1,731,192

Securities                        0      146,808      4,749      20,366           0          0      14,396           0      186,319

Cash & short-term
 investments                 15,658       14,500          0         193           0          0           0           0       30,351

Non-interest bearing
 assets, net                      0            0          0           0           0          0           0      24,749       24,749
                             ------    ---------    -------     -------      ------    -------      ------      ------    ---------
 TOTAL                       15,658    1,024,323    556,378     123,604      15,060    138,772      74,067      24,749    1,972,611



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

Passbooks & MMA's  (2)            0      183,915     19,953       9,209       4,259          0           0           0      217,336

Certificates of deposit:
 100K or greater                  0       14,480     12,455      13,834       5,877      3,635           0           0       50,281
 < 100K                           0      240,776    210,146     302,108     126,895     47,408          56           0      927,389

FHLB advances - long term         0      190,000    244,170      54,360       8,000     37,500      47,500           0      581,530

FHLB advances - short-term        0            0          0           0           0          0           0           0            0

ESOP debt                         0            0          0           0           0          0           0           0            0

Other liabilities                 0            0          0           0           0          0           0      20,576       20,576

Subord debt                       0            0          0           0           0      1,537      62,500           0       64,037

Equity                            0            0          0           0           0          0           0     111,462      111,462
                              -----      -------    -------     -------     -------     ------     -------     -------    ---------
 TOTAL                            0      629,171    486,724     379,511     145,031     90,080     110,056     132,038    1,972,611



Repricing Assets
 over (under) liab           15,658      395,152     69,654    (255,907)   (129,971)    48,692     (35,989)   (107,289)           0

Effect of swaps                   0       25,000          0           0           0          0     (25,000)          0            0
                             ------      -------     ------     -------     -------     ------      ------     -------    ---------
Hedged gap                   15,658      370,152     69,654    (255,907)   (129,971)    48,692     (10,989)   (107,289)           0
                             ======      =======     ======     =======     =======     ======      ======     =======    =========
Gap as % of
 Total assets                 0.79%       18.76%      3.53%     -12.97%      -6.59%      2.47%      -0.56%     -5.44%         0.00%
                             ======      =======     ======     =======     =======     ======      ======     =======    =========
Cumulative gap               15,658      385,810    455,464     199,557      69,586    118,278     107,289           0            0
                             ======      =======    =======     =======     =======    =======     =======     =======    =========
Cumulative gap                0.79%       19.56%     23.09%      10.12%       3.53%      6.00%       5.44%       0.00%        0.00%
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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,065,000,000 which terminate in periods ranging from June 1996 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 12.5% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements. At March 31, 1996, First Thrift also owned certain shorter-term interest rate cap contracts purchased in 1994 as protection against further increases in interest rates during 1995 and 1996. Monthly repricing caps in the notional principal amount of $150,000,000 carry a strike rate which increases from 6.75% to 8.92% over the period from April 1995 to maturity in July 1996 and $50,000,000 of interest rate caps carry a strike rate of 8% until maturity in December 1996. The cost of interest rate cap transactions is amortized over their lives and totaled $399,000 and $430,000 for the quarter ended March 31, 1996 and 1995, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At March 31, 1996, the Company had entered into interest rate swaps with the FHLB in the notional principal amount of $25,000,000 to convert the fixed rate on certain long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of over 10 years at March 31, 1996, has reduced the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

Since 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances require no deposit insurance premiums and operational overhead costs are less than for deposits. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At
March 31, 1996, total FHLB advances outstanding were $581,530,000. Of this

- ------------------------------------------

amount, $503,330,000 had an original maturity of 10 years or more and $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives.

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of customer deposit balances which may be raised to twenty times its shareholder's equity. At March 31, 1996, based on the amount of deposits outstanding, First Thrift was required to maintain minimum shareholder's equity of approximately $56,100,000, compared with actual shareholder's equity of $130,675,000.

CAPITAL RESOURCES
- -----------------

The Company continues to maintain a strong capital base.  At March
31, 1996 the Company's total capital, including total stockholders' equity, debentures and reserves was $194,377,000. Total stockholders' equity at March 31, 1996 has increased by $3,202,000 since
December 31, 1995. This increase results primarily from the net income of $2,770,000 for the first quarter of 1996 and an increase of $216,000 in the market value of the Company's portfolio of adjustable rate perpetual preferred stocks, which are classified as securities available for sale because they carry no stated maturity.

First Republic is not a bank holding company, and unlike First Thrift and First Republic Savings Bank, is not directly regulated or supervised by the FDIC, nor is it regulated by the Federal Reserve Board or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at March 31, 1996 its leverage ratio would have been 5.73%, and its total risk based capital ratio would have been 15.1%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital and are not limited to 50% of Tier 1 capital.

During the first quarter of 1995, the Company acquired 53,603 treasury shares which completed the repurchase of 406,000 shares of common stock previously approved for repurchase by the Board of Directors. In March 1995, the Company's Board of Directors authorized for repurchase from time to time up to an additional 250,000 shares of common stock. Repurchases of an additional 80,000 shares of common stock in March, April and November 1995 brought total treasury shares repurchased to 486,000 at March 31, 1996.

During the first quarter of 1996, First Republic received from First Thrift dividends of $974,000 representing approximately 24% of First Thrift's earnings for the first quarter. First Republic also received interest payments of $263,000 from First Thrift for the quarter ended March 31, 1996. Also, First Republic has received dividends of $76,000 from First Republic Savings Bank, representing 20% of that subsidiary's earnings for the fourth quarter of 1995; dividends of $74,000 for the first quarter of 1996 will be paid in May 1996. The ability of First Republic to receive future dividends and other payments from the Thrifts depends upon the operating results and capital levels of the Thrifts, restrictions upon such payments imposed by creditors of the Thrifts, FDIC regulations and other governmental regulations governing the Thrifts.

RESULTS OF OPERATIONS -  Quarter Ended March 31, 1996 Compared to
- -----------------------  ----------------------------------------
                         Quarter Ended March 31, 1995
                         ----------------------------

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

During the first quarter of 1996, First Republic's total assets grew to $1,972,611,000 at March 31, 1996 from $1,904,253,000 at December
31, 1995, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the first quarter of 1996 were $198,941,000, compared to $151,341,000 for the fourth quarter of 1995 and $107,269,000 for the first quarter of 1995. The amount of single family loans originated in the first quarter of 1996 was $36 million higher than those originated in the fourth quarter of 1995, while there was a slight increase in multifamily and construction lending from the prior quarter. Single family loans originated in the first quarter of 1996 were $161 million compared to $72 million in the first quarter of 1995 and $413 million for all of 1995.

Mortgage banking activity resulted in the sale of $42,374,000 of single family loans to secondary market investors during the first quarter of 1996, compared with $10,556,000 in the first quarter of 1995. The Company's portfolio of real estate loans serviced for secondary market investors decreased to $788,199,000 at March 31, 1996 from $804,856,000 at December 31, 1995, as prepayments of existing loans serviced exceeded loan sales. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

The Company reported net income of $2,770,000 for the first quarter of 1996 as compared to net income of $1,384,000 in the same quarter of 1995. Fully diluted earnings per share was $0.31 for the first quarter of 1996, compared to $0.18 for the similar period in 1995. First Republic's operating results for the quarter ended March 31, 1996 were higher than earnings a year ago primarily because of higher net interest income.

Total interest income increased to $38,658,000 for the first quarter of 1996 from $31,956,000 for the first quarter of 1995. Interest income on real estate and other loans increased to $35,173,000 for the first quarter of 1996, compared to $28,898,000 in 1995. The average yield on loans decreased to 8.22% in the first quarter of 1996 from 8.29% for the fourth quarter of 1995 and was 7.60% for the first quarter of 1995. The Company's yield on loans is affected by market rates, the level of adjustable rate loan indexes, the effect of new single family loans earning lower initial rates of interest and the level of nonaccrual loans. The Company's net loans receivable outstanding increased from $1,682,263,000 at December 31, 1995 to $1,731,192,000 at March 31, 1996. As a percentage of the Company's permanent loan portfolio, loans secured by single family residences increased to 62% at March 31, 1996 from 57% at March 31, 1995.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a slightly higher average rate. Such interest income was $3,485,000 in the first quarter of 1996 compared to $3,058,000 in the same period of 1995. The average

RESULTS OF OPERATIONS- Quarter Ended March 31, 1996 Compared to Quarter
- ---------------------- ------------------------------------------------
                       Ended March 31, 1995 (Continued)
                       --------------------------------

investment position was $210,117,000 during the first quarter of 1996 and earned 6.86% compared to an average position of $187,960,000 earning 6.71% during the first quarter of 1995. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the first quarter has increased to $27,402,000 in 1996 from $23,740,000 in 1995. Total interest expense consists of two components - interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and certificates of deposit), increased to $17,160,000 in the first quarter of 1996 from 13,369,000 in the first quarter of 1995.
The average rate paid on deposits was 5.90% for the first quarter of 1996, compared to 6.10% for the fourth quarter of 1995 and 5.50% for the first quarter of 1995. Interest expense on other borrowings decreased to $10,242,000 in the first quarter of 1996 from $10,371,000 in the first quarter of 1995, as a result of a lower average rate paid on a higher average level of FHLB advances. The average rate paid on the Company's other borrowings and FHLB advances, excluding longer term debentures, was 6.13% for the first quarter of 1996, compared to 6.50% for the fourth quarter of 1995, and 6.28% for the first quarter of 1995; thus the average rate paid on these liabilities, primarily FHLB advances, decreased 37 basis points (.37%) from the fourth quarter of 1995 to the first quarter of 1996.

The Company's net interest income was $11,256,000 for the first quarter of 1996, compared to $8,216,000 for the first quarter of 1995, as a result of earning a higher spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 1.96% for the first quarter of 1996, compared to 1.81% for the fourth quarter of 1995, 1.60% for all of 1995 and 1.59% for the first quarter of 1995. The Company's net interest spread has gradually increased each quarter since the second quarter of 1995.

From early 1994, through March 31, 1995, the cost of FHLB advances increased more rapidly than the cost of the Company's deposits, due to rapidly rising short term interest rates. The Company's advances have interest rates which generally adjust semiannually and to a lesser extent annually, with repricing points spread throughout the year. There are no limitations or interim caps on the amount that the interest rate on FHLB advances may increase. Thus, at each repricing point, the cost of an FHLB advance fully reflects market rates. Most of the Company's adjustable mortgage loans have interim rate increase limitations. This adverse trend began a reversal in the third quarter of 1995, as the weighted average cost of the Company's FHLB advances decreased as a result of the decline in market rates.

Non-interest income for the first quarter of 1996 increased to $1,267,000 from $922,000 in the first quarter of 1995, primarily due to higher loan related fee income and higher gain on sale of loans. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and mortgage servicing rights, was $642,000 for the first quarter of 1996 compared to $712,000 for the same period of 1995, primarily due to a lower average balance of mortgage servicing rights. The average balance of the servicing portfolio decreased to $799,999,000 for the first quarter of 1996 compared to $823,965,000 for all of 1995. Total loans serviced were $788,199,000 at March 31, 1996 and $804,856,000 at December 31, 1995. The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing

RESULTS OF OPERATIONS - Quarter Ended March 31, 1996 Compared to Quarter
- ----------------------- ------------------------------------------------
                        Ended March 31, 1995 (Continued)
                        --------------------------------

fees, on the outstanding loan balances serviced, which averaged approximately 0.37% for the first quarter of 1996 compared to 0.37% for all of 1995.

For the first quarter, loan and related fee income increased $244,000 to $433,000 in 1996 from $189,000 in 1995. This income category includes documentation and processing fees which vary with loan volume and market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity and market conditions.

The Company sells whole loans and loan participations in the secondary market under several specific programs. Loan sales were $42,374,000 for the first quarter of 1996 and $10,556,000 for the first quarter of 1995. Included in the gain on the sale of these loans is the value attributed to mortgage loan servicing rights under SFAS No. 122, which was $293,000 for the first quarter of 1996. Many of the loans sold in the first quarter of 1996 carried fixed rates for initial periods of 3 to 7 years before becoming adjustable. The Company's mortgage banking activities have been focused on entering into formal commitments and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has historically identified, from time to time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio.

The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains will fluctuate. The Company computes a gain or loss on sale at the time of sale by comparing sales price with carrying value and by calculating a capitalized premium, if any. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer. The sale of loans resulted in net gains of $172,000 for the first quarter of 1996, compared to net gains of $2,000 for the same period of 1995.

Non-interest expense totaled $6,010,000 for the first quarter of 1996, compared to $5,338,000 for the same period in 1995. Because the Company's subsidiaries are insured by the FDIC's Bank Insurance Fund ("BIF"), the premiums charged for the first quarter of 1996 were reduced from $530,000 in the first quarter of 1995 to $78,000 in the first quarter of 1996. The Company's non-interest expense for the first quarter of 1996 included $726,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties, net, compared to $413,000 in the first quarter of 1995.

As a percentage of total assets, recurring general and administrative expenses, excluding REO related costs, was 1.09% for the first quarter of 1996, compared to 1.04% for the fourth quarter of 1995, 1.14% for the first quarter of 1995, and 1.07% for all of 1995.

The following table presents for the first quarter of 1996 and 1995, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest on nonaccrual loans is included only to the extent recognized on

RESULTS OF OPERATIONS - Quarter Ended March 31, 1996 Compared to Quarter
- ----------------------- ------------------------------------------------
                        Ended March 31, 1995 (Continued)
                        --------------------------------

a cash basis. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35%.


                                                                       Quarter Ended March 31,
                                                               ---------------------------------------------
                                                                   1996                           1995
                                                        --------------------------      -------------------------
                                                        Average              Yields/    Average             Yields/
                                                        Balance    Interest   Rates     Balance   Interest   Rates
                                                        --------   --------   -----     --------  --------   -----
                                                                              (In thousands)
Assets:
Interest-bearing deposits with other institutions         $2,185    $    23   4.23%     $    198   $     3   6.06%
Short-term investments                                    35,245        497   5.58        27,720       429   6.19
Investment securities                                    172,687      3,036   7.09       160,042     2,720   6.80
Loans                                                  1,711,556     35,173   8.22     1,520,872    28,898   7.60
                                                       ---------     ------            ---------    ------
 Total earning assets                                  1,921,673     38,729   8.10     1,708,832    32,050   7.50
                                                                     ------                         ------
Non interest-earning assets                               18,078                          18,766
                                                       ---------                       ---------
 Total average assets                                 $1,939,751                      $1,727,598
                                                       =========                       =========

Liabilities and Stockholders' Equity:
Passbooks & MMA's                                       $199,342   $  2,378   4.80%     $135,587   $ 1,633   4.82%
Certificates of deposit                                  970,634     14,782   6.13       836,966    11,736   5.61
                                                       ---------     ------              -------    ------
 Total customer deposits                               1,169,976     17,160   5.90       972,553    13,369   5.50

Other borrowings                                         576,911      8,800   6.13       568,928     8,928   6.28
Subordinated debentures                                   64,045      1,442   9.01        64,176     1,443   8.99
                                                       ---------     ------            ---------    ------
 Total interest-bearing liabilities                    1,810,932     27,402   6.14     1,605,657    23,740   5.91
                                                                     ------                         ------
Non interest-bearing liabilities                          18,727                          13,575
Stockholders' equity                                     110,092                         108,366
                                                       ---------                       ---------
 Total average liabilities and stockholders' equity   $1,939,751                      $1,727,598
                                                       =========                       =========
Net interest spread                                                           1.96%                          1.59%
Net interest income and net interest margin                        $ 11,327   2.33%                $ 8,310   1.95%
                                                                    =======                         ======

The Company's balance sheet at March 31, 1996 is generally comparable to that at December 31, 1995. Total assets have increased $68,358,000 to $1,972,611,000. Loans held for sale decreased $3,003,000 and other loans in the Company's portfolio increased $51,932,000, including an increase of $59,683,000 in single family mortgages. Funds were raised primarily by retail deposits which increased $54,565,000 and $11,000,000 in FHLB advances. The Company's reserve for possible losses was $18,878,000 at March 31, 1996, and there were fifteen foreclosed real estate properties resulting in other real estate owned with a net book value of $15,508,000.

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
- -----------------------------------------------

The levels of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio, general economic conditions, and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased primarily the dollar amount and proportion of its loans secured by single family residences in

- -----------------------------------------------------------

1995 and the first quarter of 1996. An amount equal to 95% of all net loan growth since December 31, 1994 is represented by growth in single family home loans.

                                            March 31,               December 31,
                                                            ------------------------------
                                               1996            1995                1994
                                         --------------     ------------      ------------

Loans:
Single family (1-4 units)                $1,040,287,000     $983,331,000      $820,078,000
Multifamily (5+ units)                      342,738,000      350,507,000       367,750,000
Commercial real estate                      285,068,000      286,824,000       249,119,000
Multifamily/commercial construction           7,701,000        9,013,000        10,658,000
Single family construction                   22,757,000       19,349,000        14,227,000
Home equity credit lines                     26,871,000       26,572,000        28,137,000
                                          -------------    -------------     -------------
 Real estate mortgages subtotal           1,725,422,000    1,675,596,000     1,489,969,000
                                          -------------    -------------     -------------

Commercial business and other                 5,770,000        6,667,000         8,694,000
                                          -------------    -------------     -------------
 Total loans                              1,731,192,000    1,682,263,000     1,498,663,000

Unearned fee income                          (3,738,000)      (4,380,000)       (6,816,000)
Reserve for possible losses                 (18,878,000)     (18,068,000)      (14,355,000)
                                          -------------    -------------     -------------
 Loans, net                              $1,708,576,000   $1,659,815,000    $1,477,492,000
                                          =============    =============     =============

The following table presents an analysis of the Company's loan portfolio at March 31, 1996 by property type and geographic location:

                            San Francisco Los Angeles San Diego  Other CA  Las Vegas                         Percent
$ in thousands                   Bay Area    County    County     Areas       Nevada    Other      Total     By Type
                                 --------  ---------   -------   --------    -------   -------   ----------  -------
Property Type:
Single family (1-4 units)(1)     $685,534   $238,253   $32,129   $ 74,822    $ 9,897   $28,318   $1,068,953    61.7%
Multifamily (5+ units)            146,272     70,515       444     18,208    107,299       ---      342,738    19.8%
Commercial real estate            201,709     30,213     1,070      9,573     40,057     2,446      285,068    16.5%
Construction loans                  8,592      2,778       ---         24     19,064       ---       30,458     1.8%
Business loans                        ---      2,570        22        611        ---       ---        3,203     0.2%
CD backed loans/other                 277        123        94        155        104        69          772     0.0%
                               ----------   --------   -------   --------   --------   -------   ----------   ------
 Total                         $1,042,334   $344,452   $33,759   $103,393   $176,421   $30,833   $1,731,192   100.0%
                               ==========   ========   =======   ========   ========   =======   ==========   ======
Percent by location                 60.2%      19.9%      1.9%       6.0%      10.2%      1.8%       100.0%

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

- -----------------------------------------------------------

The following table presents nonaccruing loans and investments, REO, performing restructured loans and accruing single family loans over 90 days past due at the dates indicated.


                                                                     March 31,           December 31,
                                                                                      ------------------

                                                                     1996             1995          1994
                                                                  ---------        ----------    ----------
Nonaccruing Loans:
 Single family                                                   $       ---      $       ---   $       ---
 Multifamily                                                      22,357,000       23,664,000    29,049,000
 Commercial real estate                                            9,384,000       12,555,000     3,400,000
 Other                                                               325,000          331,000       174,000
                                                                 -----------      -----------   -----------
   Total nonaccruing loans                                        32,066,000       36,550,000    32,623,000
Real estate owned ("REO")                                         15,508,000       10,198,000     8,500,000
                                                                 -----------      -----------   -----------

   Total nonaccruing assets                                       47,574,000       46,748,000    41,123,000
Performing restructured loans                                      6,349,000       12,795,000    17,489,000
                                                                 -----------      -----------   -----------

   Total nonaccruing assets and performing restructured loans    $53,923,000      $59,543,000   $58,612,000
                                                                 ===========      ===========   ===========

Accruing single family loans more than 90 days past due          $ 4,461,000      $ 3,747,000   $ 2,587,000

Percent of Total Assets:
 Nonaccruing assets                                                    2.41%            2.46%         2.41%
 Nonaccruing assets and performing restructured loans                  2.73%            3.13%         3.43%
Ratio of reserve for possible losses to nonaccruing loans                59%              49%           44%

At March 31, 1996, the dollar amount of the Company's nonaccruing loans and REO after chargeoffs was $47,574,000, compared to $46,748,000 at December 31, 1995. At March 31, 1996, 58% of
nonaccruing assets, or approximately $21,438,000 of loans and $6,340,000 of REO, were adversely impacted by the Northridge earthquake.

On January 17, 1994, the Northridge earthquake struck the Los Angeles area, causing significant damage to the freeway system and real estate values throughout the area. The Company's loans secured by low to moderate income multifamily properties were primarily affected by this event, either by direct property damage, loss of tenants, or economic difficulties resulting from lower rental revenues and higher vacancies. Certain earthquake affected loans remain on nonaccrual status because of uncertainty about their ultimate collectability, even though the loans may have been
paying for as much as 12 months.   In 1994, 1995 and continuing
into 1996, the Company has experienced increased delinquencies, additional loan loss provisions and higher partial loan chargeoffs as a result of this substantial natural disaster. Additionally, certain loans in Northern California which have been placed on nonaccrual status because of changes in the borrower's condition, the property's status or the loan's terms.

- -----------------------------------------------------------

The following table summarizes the changes in the Company's nonaccrual loans during the first quarter of 1996. Nonaccrual loans are segmented by major geographical region and activity.

CHANGE IN NONACCRUAL
LOANS BY REGION

                                       Los Angeles    Northern
                                         County      California       Nevada        Total
                                         ------      ----------       ------        -----

Balance December 31, 1995             $ 20,762,000   $12,433,000   $ 3,355,000    $ 36,550,000

Additions to nonaccrual loans:
 New nonaccrual loans                    2,570,000       295,000            ---      2,865,000
 Performing restructured loans
  returned to nonaccrual status          6,200,000           ---            ---      6,200,000

Deductions from nonaccrual loans:
 Chargeoffs to reserves                 (1,269,000)     (427,000)           ---     (1,696,000)
 Transfer to foreclosed assets          (5,876,000)     (698,000)           ---     (6,574,000)
 Transfer to performing status                 ---           ---     (3,355,000)    (3,355,000)
 Cash proceeds received                   (316,000)   (1,608,000)           ---     (1,924,000)
                                      ------------   -----------     ----------   ------------

Balance March 31, 1996                $ 22,071,000   $ 9,995,000     $      ---   $ 32,066,000
                                      ============   ===========     ==========   ============

Additions to nonaccrual loans during the first quarter of 1996 were primarily related to six apartment loans ($7,617,000) in Los Angeles County which were impacted by the earthquake, plus one commercial real estate loan ($669,000) and one single family home loan ($484,000) in that area.

Deductions from nonaccrual loans during the first quarter of 1996 resulted from chargeoffs to the Company's allowance for possible losses, actual foreclosures upon properties and the transfer of one loan from nonaccrual to performing status as the result of the borrower attaining a satisfactory payment history. Also, cash proceeds of $1,924,000 received during the first quarter of 1996 were used to reduce the carrying basis of nonaccrual loans, including $1,500,000 to fully pay off one nonaccrual loan. Chargeoffs on nonaccrual loans occur when the Company determines that the collateral value is reduced to other than temporary levels. Chargeoffs recorded in the first quarter of 1996 related both to loans which were on nonaccrual status at December 31, 1995 and to loans which were placed on nonaccrual status or transfered to REO during the first quarter. While the future collateral value of these properties may change, the Company recorded chargeoffs to reduce the carrying basis of its nonaccrual loans to the estimated current collateral value, net of selling costs (See "Impaired Loans"). Chargeoffs were $1,269,000 for loans secured by properties in Los Angeles County and $427,000 for loans secured by properties in Northern California.

As of March 31, 1996, the amounts reported for REO, nonaccruing loans, and performing restructured loans have been reduced by previous chargeoffs of $6,327,000, $7,431,000 and $328,000, respectively.

The Company's nonaccrual loans included $21,313,000 of loans on which interest payments were received during the quarter at an average annualized yield of 6.4% on their recorded investment. As a result of the terms of these restructurings, such loans will be reported as nonaccrual loans until a

- -----------------------------------------------------------

satisfactory payment history is achieved and the Company believes its recorded investment in the loans is secure.

As of March 31, 1996, $6,349,000 of modified loans are reported as performing restructured loans. Additional loan modifications, including loan restructurings, were completed in the first quarter of 1996 and additional modifications may be entered into with the Company's borrowers in future quarters.

During the first quarter of 1996, ten loans totaling $6,574,000
after partial chargeoff were transferred to REO.   Two REO
properties with a remaining December 31, 1995 book value totaling $1,106,000 were sold and the Company recovered proceeds approximately equal to the written down basis of these properties. At March 31, 1996, the Company held as REO properties seven apartment buildings, four commercial real estate properties, two single family homes, one partially completed single family construction project and one parcel of land. The Company's policy is to attempt to resolve problem assets reasonably quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as promptly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition. At March 31, 1996, the Company is actively preparing its REO properties for sale and expects to sell certain properties and to foreclose upon additional loans in the second quarter of 1996.

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

Since inception through March 31, 1996, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. The Company's cumulative single family loan loss experience is 0.06% on all loans originated. As of March 31, 1996, the Company has not experienced any losses on its permanent loan portfolio secured by real estate located in the Las Vegas market. Collectively, these two categories represented 71% of the Company's total loans at March 31, 1996.

As a percentage of nonaccruing loans, the reserve for possible losses was 49% at December 31, 1995 and

- -----------------------------------------------------------

59% at March 31, 1996. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels. The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due and restructured loans in assessing the adequacy of its total reserves. In addition, the Company follows procedures for reviewing and grading all of the larger income property loans in its portfolio on a periodic basis.
Based predominately upon that continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

Although substantially all nonaccrual loans and loans that were adversely affected by the earthquake have been reduced to their currently estimated collateral fair value (net of selling costs) at March 31, 1996, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

- -----------------------------------------------------------

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                          Quarter Ended            Year Ended
                                                            March 31,              March 31,
                                                                              -----------------------
                                                              1996             1995              1994
                                                              ----            -----              ----

Reserve for Possible Losses:
Balance beginning of period                             $   18,068,000   $   14,355,000   $   12,657,000

Provision charged to expense                                 1,773,000       14,765,000        9,720,000

Reserve from purchased loans                                       ---              ---           34,000

Chargeoffs on originated loans:
 Single family                                                (127,000)         (14,000)        (210,000)
 Multifamily                                                (1,283,000)      (9,314,000)      (7,177,000)
 Commercial real estate                                      ( 385,000)      (2,163,000)        (695,000)
 Commercial business and other loans                               ---          (48,000)         (79,000)
 Construction loans                                                ---         (353,000)             ---

Recoveries on originated loans:
 Single family                                                     ---            3,000           11,000
 Multifamily                                                    79,000          765,000          119,000
 Commercial real estate                                        752,000           30,000              ---
 Commercial business and other loans                               ---           54,000           15,000

Acquired loans:
 Chargeoffs                                                        ---          (22,000)         (47,000)
 Recoveries                                                      1,000           10,000            7,000
                                                        --------------  ---------------   --------------

Total chargeoffs, net of recoveries                           (963,000)    (11,052,000)       (8,056,000)
                                                        --------------  --------------    --------------

Balance end of period                                   $   18,878,000  $   18,068,000    $   14,355,000
                                                        ==============  ==============    ==============

Average loans for the period                            $1,711,556,000  $1,591,827,000    $1,379,640,000
Total loans at period end                                1,731,192,000   1,682,263,000     1,498,663,000

Ratios of reserve for possible losses to:
 Total loans                                                     1.09%           1.07%             0.96%
 Nonaccruing loans                                                 59%             49%               44%
 Nonaccruing loans and performing restructured loans               49%             37%               29%
 Net chargeoffs to average loans                                 0.23%*          0.69%             0.58%

- ----------------------
*Annualized


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

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured subsequent to the January 1, 1995 adoption of SFAS No. 114 by the Company, the relevant

- --------------------------

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

In accordance with the disclosures guidelines of SFAS No. 114, the following table shows the recorded investment in impaired loans and any related SFAS No. 114 allowance for losses at March 31, 1996.
An impaired loan has a specific amount of the Company's reserves (allowance for losses) assigned to it whenever the collateral's fair value, net of selling costs, is less than the Company's recorded investment in the loan, after amounts charged off to reserves are deducted. Generally, impaired loans not requiring a special allowance under SFAS No. 114 have already been written down or have a net collateral fair value which exceeds the loan balance.

- --------------------------

                                                                                   Related
                                                           Recorded           SFAS No. 114
                                                      Investment in          Allowance for
                                                     Impaired Loans                 Losses
                                                     --------------          -------------
Impaired loans requiring a SFAS No. 114 allowance:
 Single Family                                          $       ---           $        ---
 Multifamily                                              6,709,000              1,533,000
 Commercial Real Estate                                   1,159,000                270,000
 Other                                                      350,000                 47,000
                                                        -----------           ------------

                                                          8,218,000           $  1,850,000
                                                        -----------           ============

Impaired loans not requiring a SFAS No. 114 allowance:
 Single Family                                                  ---
 Multifamily                                             18,342,000
 Commercial Real Estate                                  11,855,000
 Other                                                          ---

                                                         30,197,000
                                                        -----------

Total                                                   $38,415,000
                                                        ===========

The $30,197,000 of loans reported as impaired loans not requiring a SFAS No. 114 allowance are classified in this manner because, as of March 31, 1996, the recorded investment in these loans have been reduced to their collateral fair value, net of selling costs, by $6,063,000 of specific chargeoffs to the Company's reserves. At March 31, 1996, the Company has designated $88,000 of its reserves to protect against contingent liabilities on certain of these loans, while the ultimate amount of payment, if any, is being contested.

Total interest income recognized on loans designated as impaired for the first quarter ended March 31, 1996 was $300,000, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the first quarter of 1996 was approximately $45,000,000.

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

Item 5.    Other Information
           -----------------

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------


           A.   Exhibit 11 Statement  of Computation of Earnings Per Share.

           B. On April 19, 1996, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on April 18, 1996 to the business community of its earnings for the quarter ended March 31, 1996.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      FIRST REPUBLIC BANCORP INC.



Date:  May 14, 1996                   /s/JAMES H. HERBERT, II
                                      -----------------------------
                                         JAMES H. HERBERT, II
                                         President and Chief Executive Officer





Date:  May 14, 1996                   /s/WILLIS H. NEWTON, JR.
                                      -------------------------------
                                         WILLIS H. NEWTON, JR.
                                         Sr. Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)