Form 10-Q
period 1996-06-30
FIRST REPUBLIC BANCORP INC
filed 1996-08-14
CIK 770975

First Republic Bancorp Inc.
                            Form 10-Q

                          June 30, 1996

                              Index

                                                               PAGE
                                                               ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet -
           June 30, 1996 and December 31, 1995                    3

           Consolidated Statement of Income - Six Months and
           Quarter Ended June 30, 1996 and 1995                   5

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                6

           Notes to Consolidated Financial
           Statements                                             7

  Item 2 - Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                              8

PART II - OTHER INFORMATION                                      27

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



  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                   June 30,          December 31,
                                                                     1996                1995
                                                                   --------          -----------
                                                                  (Unaudited)

ASSETS
  Cash                                                           $ 15,114,000        $ 15,918,000
  Federal funds sold and short term investments                     4,500,000          15,000,000
  Interest bearing deposits at other financial institutions           196,000             200,000
  Investment securities at cost                                    44,926,000          33,974,000
  Investment securities at market                                 110,196,000         106,939,000
  Federal Home Loan Bank Stock, at cost                            31,135,000          30,321,000
                                                                 ------------         -----------
                                                                  206,067,000         202,352,000

Loans
  Single family (1-4 unit) mortgages                            1,108,117,000         977,220,000
  Multifamily (5+ units) mortgages                                329,743,000         350,507,000
  Commercial real estate mortgages                                284,611,000         286,824,000
  Commercial business loans                                         2,743,000           3,663,000
  Single family construction                                       29,805,000          19,349,000
  Multifamily/commercial construction                               8,977,000           9,013,000
  Equity lines of credit                                           29,149,000          26,572,000
  Leases, contracts and other                                         913,000             933,000
  Loans held for sale                                              40,349,000           8,182,000
                                                                -------------       -------------
                                                                1,834,407,000       1,682,263,000

Less
  Unearned loan fee income                                         (3,322,000)         (4,380,000)
  Reserve for possible losses                                     (19,318,000)        (18,068,000)
                                                                -------------       -------------
   Net loans                                                    1,811,767,000       1,659,815,000

  Accrued interest receivable                                      13,279,000          12,582,000
  Purchased servicing and premium on sale of loans                    610,000             449,000
  Prepaid expenses and other assets                                14,035,000          14,677,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                                  4,150,000           4,180,000
  Real estate owned (REO)                                          14,301,000          10,198,000
                                                                -------------       -------------

                                                              $ 2,064,209,000     $ 1,904,253,000
                                                                =============       =============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                  June 30,             December 31,
                                                                    1996                   1995
                                                                  --------            --------------
                                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Customer deposits
  Passbook and MMA accounts                                    $  244,147,000         $  180,205,000
  Certificates of deposit                                       1,010,376,000            960,236,000
                                                                -------------          -------------
   Total customer deposits                                      1,254,523,000          1,140,441,000

  Interest payable                                                 13,974,000             14,813,000
  Other liabilities                                                 5,678,000              6,156,000
  Federal Home Loan Bank advances                                 611,530,000            570,530,000
  Other borrowings                                                         --                     --
                                                                -------------          -------------
   Total senior liabilities                                     1,885,705,000          1,731,940,000

  Senior subordinated debentures                                    9,966,000              9,974,000
  Subordinated debentures                                          19,509,000             19,579,000
  Convertible subordinated debentures                              34,500,000             34,500,000
                                                                -------------          -------------
   Total liabilities                                            1,949,680,000          1,795,993,000
                                                                -------------          -------------

Stockholders' equity
  Common stock                                                         78,000                 78,000
  Capital in excess of par value                                   75,242,000             74,919,000
  Retained earnings                                                46,379,000             40,608,000
  Deferred compensation -- ESOP                                            --                     --
  Treasury shares, at cost                                         (5,763,000)            (5,763,000)
  Unrealized loss-available for sale securities                    (1,407,000)            (1,582,000)
                                                                 ------------          -------------
   Total stockholders' equity                                     114,529,000            108,260,000
                                                                 ------------          -------------

                                                               $2,064,209,000         $1,904,253,000
                                                                =============          =============

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)

                                                      QUARTER ENDED                 SIX MONTHS ENDED
                                                         June 30,                        June 30,
                                                      --------------                -----------------
                                                   1996           1995             1996           1995
                                                -----------    -----------      -----------    -----------
Interest income:
  Interest on real estate and other loans       $35,802,000    $31,423,000      $70,975,000    $60,321,000
  Interest on investments                         3,522,000      2,837,000        7,007,000      5,895,000
                                                -----------    -----------      -----------    -----------
   Total interest income                         39,324,000     34,260,000       77,982,000     66,216,000
                                                -----------    -----------      -----------    -----------
Interest expense:
  Interest on customer deposits                  17,391,000     15,259,000       34,551,000     28,628,000
  Interest on FHLB advances and borrowings        8,692,000      9,910,000       17,492,000     18,838,000
  Interest on debentures                          1,449,000      1,441,000        2,891,000      2,884,000
                                                -----------    -----------      -----------    -----------
   Total interest expense                        27,532,000     26,610,000       54,934,000     50,350,000
                                                -----------    -----------      -----------    -----------

Net interest income                              11,792,000      7,650,000       23,048,000     15,866,000
Provision for losses                              1,815,000      8,750,000        3,588,000     10,215,000
                                                -----------    -----------      -----------    -----------
Net interest income after provision for losses    9,977,000     (1,100,000)      19,460,000      5,651,000
                                                -----------    -----------      -----------    -----------
Non-interest income:
  Servicing fees, net                               458,000        669,000        1,100,000      1,381,000
  Loan and related fees                             368,000        356,000          801,000        545,000
  Gain (loss) on sale of loans                       76,000        (47,000)         248,000        (45,000)
  Gain on investment securities                          --        141,000               --        141,000
  Other income                                       44,000         14,000           64,000         33,000
                                                -----------    -----------      -----------    -----------
   Total non-interest income                        946,000      1,133,000        2,213,000      2,055,000
                                                -----------    -----------      -----------    -----------
Non-interest expense:
  Salaries and related benefits                   2,296,000      1,569,000        4,510,000      3,596,000
  Occupancy                                         841,000        750,000        1,625,000      1,498,000
  Advertising                                       544,000        443,000        1,040,000        783,000
  Professional fees                                 405,000        151,000          634,000        253,000
  FDIC insurance premiums                            82,000        530,000          160,000      1,060,000
  REO costs and losses                              160,000        595,000          886,000      1,008,000
  Other general and administrative                1,554,000      1,354,000        3,037,000      2,532,000
                                                -----------    -----------      -----------    -----------
   Total non-interest expense                     5,882,000      5,392,000       11,892,000     10,730,000
                                                -----------    -----------      -----------    -----------

Income (loss) before income taxes                 5,041,000     (5,359,000)       9,781,000     (3,024,000)
Provision for (benefit from) income taxes         2,040,000     (2,219,000)       4,010,000     (1,268,000)
                                                -----------    -----------      -----------    -----------
Net income (loss)                               $ 3,001,000    $(3,140,000)     $ 5,771,000    $(1,756,000)
                                                ===========    ===========      ===========    ===========
Net income adjusted for effect of convertible
  issue, used for fully diluted EPS             $ 3,397,000    $        --      $ 6,563,000    $        --
                                                ===========    ===========      ===========    ===========
Primary earnings per share                      $      0.39    $     (0.41)     $      0.76    $     (0.23)
                                                ===========    ===========      ===========    ===========
Weighted average shares - primary                 7,655,491      7,589,397        7,625,556      7,589,115
                                                ===========    ===========      ===========    ===========
Fully diluted earnings per share                $      0.33    $     (0.41)     $      0.64    $     (0.23)
                                                ===========    ===========      ===========    ===========
Weighted average shares - fully diluted          10,238,497     10,122,912       10,179,192     10,126,185
                                                ===========    ===========      ===========    ===========

FIRST REPUBLIC BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                    Six Months ended
                                                                    ----------------
                                                                        June 30,
                                                                        --------
                                                              1996                   1995
                                                           ----------              ----------
Operating Activities
  Net Income (loss)                                       $ 5,771,000             $(1,756,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Provision for losses                                   3,588,000              10,215,000
     Provision for depreciation and amortization            2,144,000               1,938,000
     Amortization of loan fees                             (1,069,000)             (1,967,000)
     Amortization of loan servicing rights                    234,000                 160,000
     Amortization of investment securities discounts          (26,000)                (17,000)
     Amortization of investment securities premiums           136,000                 168,000
     Loans originated for sale                            (33,336,000)            (40,881,000)
     Loans sold into commitments                           39,841,000              31,365,000
     Increase in deferred taxes                            (1,043,000)                     --
     Net (gains) losses on sale of loans                     (248,000)                 45,000
     Increase in interest receivable                       (1,511,000)             (1,719,000)
     Increase (decrease) in interest payable                 (839,000)              1,809,000
     Increase in other assets                                (668,000)             (1,843,000)
     Increase (decrease) in other liabilities                (255,000)                570,000
                                                          -----------              ----------
     Net Cash Provided (Used) By Operating Activities      12,719,000              (1,913,000)

Investment Activities
     Loans originated                                    (386,384,000)           (237,675,000)
     Loans purchased                                               --              (2,845,000)
     Other loans sold                                      12,989,000                      --
     Principal payments on loans                          202,401,000             123,993,000
     Purchases of investment securities                   (24,569,000)             (9,674,000)
     Repayments of investment securities                   10,261,000               5,189,000
     Additions to fixed assets                               (510,000)               (764,000)
     Net proceeds from sale of real estate owned            6,517,000               6,630,000
                                                          -----------             -----------
     Net Cash Used by Investing Activities               (179,295,000)           (115,146,000)

Financing Activities
     Net increase in passbook and MMA accounts             63,942,000               5,573,000
     Issuance of certificates of deposit                  216,738,000             241,423,000
     Repayments of certificates of deposit               (166,598,000)           (144,338,000)
     Increase (decrease) in long-term FHLB advances        25,000,000              (4,000,000)
     Repayments of other long-term borrowings                      --                (325,000)
     Net increase in short-term borrowings                 16,000,000              11,130,000
     Decrease in deferred compensation - ESOP                      --                 325,000
     Repayments of subordinated debentures                    (78,000)                (54,000)
     Proceeds from employee stock purchase plan               101,000                  51,000
     Proceeds from common stock options exercised             167,000                  36,000
     Purchase of treasury stock                                    --              (1,198,000)
                                                          -----------             -----------
     Net Cash Provided by Financing Activities            155,272,000             108,623,000

     Decrease in Cash and Cash Equivalents                (11,304,000)             (8,436,000)

     Cash and Cash Equivalents at Beginning of Period      30,918,000              32,420,000
                                                          -----------             -----------
     Cash and Cash Equivalents at End of Period          $ 19,614,000            $ 23,984,000
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

These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter and six months ended June 30, 1996 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides guidance for distinguishing transfers of financial assets that are "sales" from transfers that are "secured borrowings." This Statement, which supersedes or amends numerous existing guidelines, is effective January 1, 1997 and is to be applied prospectively. Earlier implementation of SFAS No. 125 is not permitted.

Under SFAS No. 125, a transfer of financial assets in which control is surrendered over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, any servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strips receivable.

The Statement also requires an assessment of interest-only strips, loans, other receivables or retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like available-for-sale securities or trading securities, under SFAS No. 115. This assessment is required for financial assets held on or acquired after January 1, 1997.

In accordance with the above, the Company will apply the requirements of this Statement beginning January 1, 1997. The Company has not historically entered into transactions which meet the new definitions of transfers that are secured borrowings. However, the Company has not completed the complex analysis required to determine the future impact on its financial statements related to existing financial assets and servicing contracts.


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

The Company is actively preparing for the merger of its two thrift and loan subsidiaries, First Thrift and First Republic Savings
Bank, in order to achieve certain operational efficiencies. During the second quarter of 1996, the Board of Directors of First
Republic approved a plan of merger wherein First Thrift would merge into First Republic Savings Bank, with First Republic Savings Bank surviving the merger as a Nevada state chartered industrial bank, subject to regulatory approvals. The Company has obtained approval from the State of Nevada's Commissioner, Financial Institutions
Division and has filed application with the FDIC for the merger of First Thrift and First Republic Savings Bank. Under the plan of merger,
First Republic Savings Bank will continue to operate in both Nevada and California in substantially the same manner as each subsidiary is currently operating. The Company anticipates that this merger will be completed on September 30, 1996.

Additionally, the Company may in the future pursue a change in the legal charter of its subsidiaries from a thrift and loan charter to a commercial bank charter. Such a charter change would allow the Company to provide additional services, including traditional checking accounts, to its customers. The Company is also considering merging the parent company into the merged operating subsidiary, if such subsidiary is converted to a commercial bank. Each of these potential corporate reorganizations is subject to regulatory approval and the Company's review of various business considerations and federal and state laws; the holding company merger is also subject to stockholder approval. There can be no assurance that any of the foregoing contemplated reorganizations will be accomplished.

The Company is primarily engaged in originating residential real estate secured loans on single family residences. The Company's loan portfolio also contains loans secured by commercial properties and

- -------------------

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

During the first six months of 1996, the Company continued its focus on single family lending, and the level of loan originations increased from the prior year as a result of average interest rates being lower and improved secondary market conditions allowing the amount of loans sold or originated for sale to investors to be higher. Total loans of all types originated by the Company in 1995 were $584.4 million, and loan sales were $99.2 million in 1995.
For the six months ended June 30, 1996, the Company originated $419.7 million of loans and loan sales were $52.8 million, as compared to loan originations of $278.6 million and loan sales of $35.4 million for the six months ended June 30, 1995.

The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $767.7 million in loans at June 30, 1996.

The following table presents certain performance ratios and share data information for the Company for the last periods indicated:

                                                     At or for the six months             At or for the Year
                                                          Ended June 30,                  Ended December 31,
                                                          --------------                  ------------------
                                                         1996        1995           1995         1994         1993
                                                       -------      ------        -------      -------      -------
Performance Ratios:
 Return on average assets*                               0.58%       (0.20)%        0.07%        0.47%         0.97%
 Return on average equity*                              10.34        (3.24)         1.08         6.77         12.65
 Average equity to average assets                        5.65         6.17          6.00         6.94          7.63
 Leverage ratio                                          5.70         5.91          5.84         6.43          7.65
 Total risk-based capital ratio                         14.79        15.00         15.00        16.32         17.62
 Net interest margin*                                    2.34         1.85          1.97         2.47          3.25
 Non-interest expense to average assets*                 1.12         1.11          1.07         1.28          1.33
 Nonaccruing assets to total assets                      2.08         2.83          2.46         2.41          1.55
 Nonaccruing assets and performing restructured
   loans to total assets                                 2.44         3.72          3.13         3.43          2.00
 Net loan chargeoffs to average loans*                   0.27         0.98          0.69         0.58          0.44
 Reserve for possible losses to total loans              1.05         1.06          1.07         0.96          1.01
 Reserve for possible losses to nonaccruing loans          68%          44%           49%          44%          109%

Share Data:
 Common shares outstanding                           7,352,991    7,344,267     7,330,400    7,444,703     7,718,791
 Tangible book value per common share                   $15.56       $14.33        $14.76       $14.40        $13.58

- -----------------------------
*Six months data is annualized

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

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $782 million of FHLB advances at June 30, 1996. Such advances are collateralized by real estate mortgage loans and $611.5 million has been advanced at June 30, 1996. First Republic Savings Bank became a member of the FHLB on July 26, 1996 upon the purchase of $540,000 of FHLB stock, and has been approved for $23.3 million of FHLB advances. Membership in the FHLB provides the Thrifts with an alternative funding source for its loans.

First Thrift, whose deposits are insured by the FDIC BIF, operates four branches in San Francisco, a branch in San Rafael in Marin County north of San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. As of June 30, 1996, First Thrift had total assets of $1,955,006,000, tangible shareholder's equity of $133,515,000 and total capital (consisting of tangible shareholder's equity, subordinated capital notes and reserves) of $161,672,000. At June 30, 1996, First Thrift's tangible shareholder's equity as a percentage of total assets was 6.83% and its total capital as a percentage of risk adjusted assets was 12.66%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at 7.01%, using Tier 1 capital (as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

LIQUIDITY
- ---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At June 30, 1996, the investment securities portfolio of $155,122,000, plus cash and short term investments of $19,810,000, amounted to $174,932,000, or 8.5% of total assets. At June 30, 1996, 91% of the Company's investments mature within twelve months or are adjustable rate in nature. At June 30, 1996, the Company owned no investments of a trading nature.

Additional sources of liquidity at June 30, 1996 could be provided by approximately $125,000,000 of borrowings collateralized by investment securities and available unused FHLB advances of approximately $170,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
- ------------------------------

The Company seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company emphasizes the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at June 30, 1996 approximately 70% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, the Company's loans contain interim rate increase caps or limitations which can contribute to a further lagging of rates earned on loans. At June 30, 1996, approximately 88% of the Company's interest-earning assets and 80% of interest-bearing liabilities will reprice within the next year and the Company's one-year cumulative GAP is positive 11.7%. Despite the Company's positive repricing position, the Company's net interest margin decreased in the first and second quarters of 1995 as a result of the rapid rise in rates in 1994. The Company's net interest margin has increased gradually since the second quarter of 1995, as a result of lower and relatively more stable short term interest rates and increases in adjustable rate loan yields compared to liability costs. Important factors affecting the Company's net interest margin include competition and conditions in the home loan market which affect loan yields, the cost of the Company's FHLB advances, mortgage loan repricings being subject to interim limitations on asset repricings, the Company's strategy to increase its home loans which carry lower margins and the lagging nature of COFI.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at June 30, 1996. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. See "-Results of Operations" for a discussion of the change in the Company's net interest spread for the quarter and six months ended June 30, 1996.
A portion of the Company's adjustable loans carry minimum interest rates, or floors, which became the effective loan yield as rates declined from the levels in prior periods and approximately $161,754,000 of such loans remain at these minimum interest rates as of June 30, 1996. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at June 30, 1996:

                                                     FIRST REPUBLIC BANCORP
                                          ASSET & LIABILITY REPRICING SENSITIVITY
                                                          June 30, 1996
                                                             (000's)


                                      3 Months    3 to       6 to        1 to         2 to        Over    Non Interest
ASSETS:                   Immediate    or Less  6 Months  12 Months     2 Years      5 Years    5 Years   Sensitive     TOTAL
                          ---------   --------  --------  ---------     -------      -------     ------    --------   ---------
Loans (1)                         0    908,406   517,998    171,535      18,331      179,362     38,775           0   1,834,407

Securities                        0    108,245    44,401     19,996           0            0     13,615           0     186,257

Cash & short-term
 investments                 15,114      4,500       196          0           0            0          0           0      19,810

Non-interest bearing
 assets, net                      0          0         0          0           0            0          0      23,735      23,735
                             ------  ---------   -------    -------     -------      -------     ------      ------   ---------
 TOTAL                       15,114  1,021,151   562,595    191,531      18,331      179,362     52,390      23,735   2,064,209



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

Passbooks & MMA's                 0    206,752    22,739     10,193       4,463            0          0           0     244,147

Certificates of deposit:
 100K or greater                  0     16,815    12,378     13,270       7,116        4,267          0           0      53,846
  < 100K                          0    245,105   220,834    268,137     165,545       56,904          5           0     956,530

FHLB advances - long term         0    244,170   165,000     79,360       8,000       72,500     22,500           0     591,530

FHLB advances - short-term        0     20,000         0          0           0            0          0           0      20,000

ESOP debt                         0          0         0          0           0            0          0           0           0

Other short-term debt             0          0         0          0           0            0          0           0           0

Other liabilities                 0          0         0          0           0            0          0      19,652      19,652

Subord debt                       0          0         0          0           0        1,482     62,493           0      63,975

Equity                            0          0         0          0           0            0          0     114,529     114,529
                             ------    -------   -------    -------     -------      -------     ------     -------   ---------
 TOTAL                            0    732,842   420,951    370,960     185,124      135,153     84,998     134,181   2,064,209



Repricing Assets
 over (under) liab           15,114    288,309   141,644   (179,429)   (166,793)      44,209    (32,608)   (110,446)          0

Effect of swaps                   0          0    25,000          0           0      (25,000)         0           0           0
                             ------    -------   -------   --------     -------      -------     ------     -------   ---------
Hedged gap                   15,114    288,309   116,644   (179,429)   (166,793)      69,209    (32,608)   (110,446)          0
                             ======    =======   =======   ========     =======      =======     ======     =======   =========
Gap as % of
 Total assets                 0.73%     13.97%     5.65%     -8.69%      -8.08%        3.35%     -1.58%      -5.35%       0.00%
                             ======    =======   =======   ========     =======      =======    =======     =======   =========
Cumulative gap               15,114    303,423   420,067    240,638      73,845      143,054    110,446           0           0
                             ======    =======   =======   ========     =======      =======    =======     =======   =========
Cumulative gap                0.73%     14.70%    20.35%     11.66%       3.58%        6.93%      5.35%       0.00%       0.00%
 as % of assets              ======    =======   =======   ========     =======      =======    =======     =======   =========


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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,252,400,000 which terminate in periods ranging from August 1996 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 12.5% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, $37,400,000 of First Thrift's advances with the FHLB contain interest caps of 12.0% as part of the borrowing agreements. At June 30, 1996, First Thrift also owned $50,000,000 of interest rate caps which carry a strike rate of 8% until maturity in December 1996. The cost of interest rate cap transactions is amortized over their lives and totaled $814,000 and $858,000 for the six months ended June 30, 1996 and 1995, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At June 30, 1996, the Company had entered into interest rate swaps with the FHLB in the notional principal amount of $25,000,000 to convert the fixed rate on certain long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of approximately 10 years at June 30, 1996, has reduced the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

Since 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances require no deposit insurance premiums and operational overhead costs are less than for deposits. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At June 30, 1996, total FHLB advances outstanding were $611,530,000. Of this amount, $503,330,000 had an original maturity of 10 years or more and $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer

- ------------------------------------------

lives.

First Thrift is subject to the provisions of the California Industrial Loan Law, which limits the amount of customer deposit balances which may be raised to twenty times its shareholder's equity. At June 30, 1996, based on the amount of deposits outstanding, First Thrift was required to maintain minimum shareholder's equity of approximately $58,600,000, compared with actual shareholder's equity of $133,515,000.

CAPITAL RESOURCES
- -----------------

The Company continues to maintain a strong capital base. At June 30, 1996, the Company's total capital, including total stockholders' equity, debentures and reserves was $197,822,000. Total stockholders' equity at June 30, 1996 has increased by $6,269,000 since December 31, 1995. This increase results primarily from the net income of $5,771,000 for the first six months of 1996 and an increase of $175,000 in the market value of the Company's portfolio of securities, which are classified as available for sale.

First Republic is not a bank holding company, and unlike First Thrift and First Republic Savings Bank, is not directly regulated or supervised by the FDIC, nor is it regulated by the Federal Reserve Board or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at June 30, 1996 its leverage ratio would have been 5.70%, and its total risk based capital ratio would have been 14.8%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital and are not limited to 50% of Tier 1 capital.

During the first quarter of 1995, the Company acquired 53,603 treasury shares which completed the repurchase of 406,000 shares of common stock previously approved for repurchase by the Board of Directors.
In March 1995, the Company's Board of Directors authorized for repurchase from time to time up to an additional 250,000 shares of common stock. There were repurchases of an aggregate additional 80,000 shares of common stock in March, April and November 1995, bringing total treasury shares repurchased to 486,000 at June 30, 1996.

During the first six months of 1996, First Republic received from First Thrift dividends of $1,874,000 representing approximately 25% of First Thrift's earnings. First Republic also received interest payments of $527,000 from First Thrift for the six months ended June 30, 1996. Also, First Republic has received dividends of $150,000 from First Republic Savings Bank, related to that subsidiary's earnings for the fourth quarter of 1995 and the first quarter of 1996; dividends of $100,000, or approximately 25% of earnings for the second quarter of 1996, will be paid in August 1996. The ability of First Republic to receive future dividends and other payments from the Thrifts depends upon the operating results and capital levels of the Thrifts, restrictions upon such payments imposed by creditors of the Thrifts, FDIC regulations and other governmental regulations governing the Thrifts.

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1996 Compared to Quarter
- ---------------------    -----------------------------------------------
                         Ended June 30, 1995
                         -------------------

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

During the second quarter of 1996, First Republic's total assets grew to $2,064,209,000 at June 30, 1996 from $1,972,611,000 at
March 31, 1996, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the second quarter of 1996 were $220,779,000, compared to $198,941,000 for the first quarter of 1996 and $171,287,000 for the second quarter of 1995. The amount of single family loans originated in the second quarter of 1996 was $12 million higher than those originated in the first quarter of 1996, and there was a $15 million increase in construction lending from the prior quarter. Single family loans originated in the second quarter of 1996 were $173 million compared to $102 million in the second quarter of 1995 and $413 million for all of 1995.

Mortgage banking activity resulted in the sale of $10,456,000 of single family loans to secondary market investors during the second quarter of 1996, compared with $24,821,000 in the second quarter of 1995. At June 30, 1996, there was approximately $35 million of single family loans held for sale to one specific investor; these loans are expected to close in the third quarter of 1996. The Company's portfolio of real estate loans serviced for secondary market investors decreased to $767,710,000 at June 30, 1996 from $804,856,000 at December 31, 1995, as prepayments of existing loans serviced exceeded loan sales. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

The Company reported net income of $3,001,000 for the second quarter of 1996 as compared to a net loss of ($3,140,000) in the same quarter of 1995. Fully diluted earnings per share was $0.33 for the second quarter of 1996, compared to a loss per share of ($0.41) for the similar period in 1995. First Republic's pretax operating results for the quarter ended June 30, 1996 were higher than a year ago primarily due to a provision of loan losses of $8,750,000 in 1995 compared to a provision of $1,815,000 in the second quarter of 1996. Additionally, the Company's net interest income for the second quarter was $4,142,000 higher in 1996 than 1995.

Total interest income increased to $39,324,000 for the second quarter of 1996 from $34,260,000 for the second quarter of 1995. Interest income on real estate and other loans increased to $35,802,000 for the second quarter of 1996, compared to $31,423,000 in 1995. The average yield on loans was 8.04% in the second quarter of 1996 compared to 8.22% for the first quarter of 1996 and was 7.93% for the second quarter of 1995. The Company's yield on loans is affected by market rates, the level of adjustable rate loan indexes, the effect of new single family loans earning lower initial rates of interest and the level of nonaccrual loans. The Company's net loans receivable outstanding increased from $1,731,192,000 at March 31, 1996 to $1,834,407,000 at June 30,
1996.  As a percentage of the

RESULTS OF OPERATIONS - Quarter Ended June 30, 1996 Compared to Quarter
- ---------------------   -----------------------------------------------
                        Ended June 30, 1995 (Continued)
                        -------------------------------

Company's permanent loan portfolio, loans secured by single family residences increased to 62% at June 30, 1996 from 58% at June 30,
1995.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a slightly higher average rate. Such interest income was $3,522,000 in the second quarter of 1996 compared to $2,837,000 in the same period of 1995. The average investment position was $207,703,000 during the second quarter of 1996 and earned 6.98% compared to an average position of $179,611,000 earning 6.55% during the second quarter of 1995. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the second quarter has increased to $27,532,000 in 1996 from $26,610,000 in 1995. Total interest expense consists of two components - interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and certificates of deposit), increased to $17,391,000 in the second quarter of 1996 from $15,259,000 in the second quarter of 1995. The average rate paid on deposits was 5.72% for the second quarter of 1996, compared to 5.90% for the first quarter of 1996 and 5.97% for the second quarter of 1995. Interest expense on other borrowings decreased to $10,141,000 in the second quarter of 1996 from $11,351,000 in the second quarter of 1995, as a result of a lower average rate paid on a higher average level of FHLB advances. The average rate paid on the Company's other borrowings and FHLB advances, excluding longer term debentures, was 5.92% for the second quarter of 1996, compared to 6.13% for the first quarter of 1996, and 6.92% for the second quarter of 1995; thus the average rate paid on these liabilities, primarily FHLB advances, decreased 21 basis points (.21%) from the first quarter of 1996 to the second quarter of 1996 and 100 basis points (1.00%) from the second quarter of 1995 to the second quarter of 1996.

The Company's net interest income was $11,792,000 for the second quarter of 1996, compared to $7,650,000 for the second quarter of 1995, as a result of earning a higher spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 2.36% for the second quarter of 1996, compared to 2.33% for the first quarter of 1996, 1.97% for all of 1995 and 1.76% for the second quarter of 1995. The Company's net interest margin has gradually increased each quarter since the second quarter of 1995.


From early 1994, through March 31, 1995, the cost of FHLB advances increased more rapidly than the yield on the Company's loans and more rapidly than the cost of the Company's deposits, due to rapidly rising short term interest rates. The Company's advances have interest rates which generally adjust semiannually and to a lesser extent annually, with repricing points spread throughout the year. There are no interim caps on the amount that the interest rate on FHLB advances may increase. Thus, at each repricing point, the cost of an FHLB advance fully reflects market rates. Most of the Company's adjustable mortgage loans have interim rate increase limitations. This adverse trend began a reversal in the third quarter of 1995, as the weighted average cost of the Company's FHLB advances decreased as a result of a general decline in market rates. The Company has experienced increased yields on its ARM loans, as a result of loan repricings, and during the first six months of

RESULTS OF OPERATIONS - Quarter Ended June 30, 1996 Compared to Quarter
- ---------------------   -----------------------------------------------
                        Ended June 30, 1995 (Continued)
                        -------------------------------

1996, net interest spread has increased as liability costs have moderated due to more stable interest rates.interest rates.

Non-interest income for the second quarter of 1996 decreased to $946,000 from $1,133,000 in the second quarter of 1995, primarily due to lower net servicing revenue. Service fee revenue, net of amortized costs on the Company's premium on sale of loans and mortgage servicing rights, was $458,000 for the second quarter of 1996 compared to $669,000 for the same period of 1995, primarily due to a lower average balance of mortgage servicing rights. The average balance of the servicing portfolio decreased to $774,593,000 for the second quarter of 1996 compared to $824,625,000 for the second quarter of 1995. Total loans serviced were $767,710,000 at June 30, 1996 and $804,856,000 at December 31, 1995. The
percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees, on the outstanding loan balances serviced, which averaged approximately 0.34% for the six months of 1996 compared to 0.37% for all of 1995.

For the second quarter, loan and related fee income was $368,000 in 1996 and $356,000 in 1995. This income category includes miscellaneous fees which vary with market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity and market conditions.

The Company sells whole loans and loan participations in the secondary market under several specific programs. The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains on loan sales will fluctuate. Loan sales were $10,456,000 for the second quarter of 1996 and $24,821,000 for the second quarter of 1995. The Company computes a gain or loss on sale at the time of sale by comparing sales proceeds with carrying value and by valuing servicing rights retained. The gain on the sale of loans for 1996 includes the value attributed to mortgage loan servicing rights under SFAS No. 122, which was $80,000 for the second quarter of 1996. Many of the loans sold in the second quarter of 1996 carried fixed rates for initial periods of 3 to 7 years before becoming adjustable. The sale of loans resulted in net gains of $76,000 for the second quarter of 1996, compared to a net loss of $47,000 for the same period of 1995.

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

Non-interest expense totaled $5,882,000 for the second quarter of 1996, compared to $5,392,000 for the same period in 1995. Because the Company's subsidiaries are insured by the FDIC's Bank Insurance
Fund ("BIF"), the premiums charged for the second quarter of 1996 were reduced from $530,000 in the second quarter of 1995 to $82,000 in the second quarter of 1996. The Company's non-interest expense for the second quarter of 1996 included $160,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties, net, compared to

RESULTS OF OPERATIONS - Quarter Ended June 30, 1996 Compared to Quarter
- ---------------------   -----------------------------------------------
                        Ended June 30, 1995 (Continued)
                        -------------------------------

$595,000 in the second quarter of 1995.

As a percentage of total assets, recurring general and administra-tive expenses, excluding REO related costs, was 1.14% for the second quarter of 1996, compared to 1.09% for the first quarter of 1996, 1.08% for the second quarter of 1995, and 1.07% for all of 1995.


RESULTS OF OPERATIONS -  Six Months Ended June 30, 1996 Compared to
- ---------------------    ------------------------------------------
                         Six Months Ended June 30, 1995
                         ------------------------------

The following comments are made regarding the results of operations for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The trend in income and expense items is generally consistent with the comparison of the second quarter of 1996 with the same quarter of 1995, including a decrease in the provision for losses and an increase in net interest income. Total interest income and interest expense have increased on a year-to-date basis, as a result of an increased average balance sheet and increased yields earned on assets and rates paid on liabilities, as presented in the following table. Net interest income has increased due to the increased level of assets earning a higher interest rate spread, as the rates paid on liabilities has decreased 0.12% while yields earned on loans has increased 0.37%.

Non-interest income was $2,213,000 for the first six months of 1996 as compared to $2,055,000 for the same period in 1995. Decreases in net servicing fees were offset, primarily by an increase in loan and related fees and a net gain on sale of loans of $248,000. Non-interest expense increased slightly from $10,730,000 in 1995 to $11,892,000 in 1996. A decrease in REO related costs to $886,000 for the six months ended
June 30, 1996 from $1,008,000 in the same period 1995 was offset by an increase in general and administrative expenses. As a percentage of average assets, noninterest expenses increased to 1.12% for the first six months of 1996 from 1.11% for the first six months of 1995.

The following table presents for the first six months of 1996 and 1995, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest on nonaccrual loans is included only to the extent recognized on a cash basis. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35%.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1996 Compared to Six Months
- ---------------------   -----------------------------------------------------
                        Ended June 30, 1995
                        -------------------

                                                                            Six months Ended June 30,
                                                     ----------------------------------------------------------------------
                                                                    1996                                  1995
                                                     -------------------------------       --------------------------------
                                                     Average                 Yields/       Average                  Yields/
                                                     Balance      Interest   Rates         Balance       Interest   Rates
                                                     -------      --------   ------        -------       --------   -----
                                                                             (In thousands)
Assets:
Interest-bearing deposits with other institutions    $    2,179    $    48    4.43%         $    1,247    $    32     5.13%
Short-term investments                                   25,462        718    5.58              21,545        683     6.34
Investment securities                                   181,270      6,383    7.09             161,507      5,379     6.66
Loans                                                 1,746,067     70,975    8.13           1,553,037     60,321     7.77
                                                     ----------    -------                  ----------    -------

 Total earning assets                                 1,954,978     78,124    8.02           1,737,336     66,415     7.65
                                                                    ------                                 ------

Non interest-earning assets                              20,167                                 18,069
                                                         ------                                 ------

 Total average assets                                $1,975,145                             $1,755,405
                                                     ==========                             ==========


Liabilities and Stockholders' Equity:
Passbooks & MMA's                                    $  212,915    $ 5,092    4.81%         $  136,008    $ 3,354     4.93%
Certificates of deposit                                 983,045     29,459    6.03             862,037     25,275     5.86
                                                     ----------    -------                  ----------    -------

 Total customer deposits                              1,195,960     34,551    5.81             998,045     28,629     5.74

Other borrowings                                        583,960     17,492    6.02             570,700     18,839     6.60
Subordinated debentures                                  64,015      2,891    9.03              64,160      2,883     8.99
                                                     ----------    -------                  ----------    -------

 Total interest-bearing liabilities                   1,843,935     54,934    6.05           1,632,905     50,351     6.17
                                                                    ------                                 ------

Non interest-bearing liabilities                         19,596                                 14,149
Stockholders' equity                                    111,614                                108,351
                                                        -------                                -------

 Total average liabilities and stockholders' equity  $1,975,145                             $1,755,405
                                                     ==========                             ==========

Net interest spread                                                           1.97%                                   1.48%
Net interest income and net interest margin                        $23,190    2.34%                       $16,064     1.85%
                                                                   =======                                =======

The Company's balance sheet at June 30, 1996 is generally comparable to that at December 31, 1995. Total assets have increased $159,956,000 to $2,064,209,000. Loans held for sale increased $32,167,000 and there was a net increase in the Company's portfolio of $119,977,000, including an increase of $130,897,000 in single family mortgages. Funds were raised primarily by retail deposits which increased $114,082,000 and by an increase of $41,000,000 in FHLB advances. The Company's reserve for possible losses was $19,318,000 at June 30, 1996, and there were sixteen foreclosed real estate properties resulting in other real estate owned with a net book value of $14,301,000.

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
- -----------------------------------------------

The levels of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio, general economic conditions, and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased primarily the dollar amount and proportion of its loans secured by single family residences in 1995 and the first six months of 1996. An amount equal to 97% of all net loan growth since December 31, 1994 is represented by growth in single family home loans.

- -----------------------------------------------------------

                                           June 30,                  December 31,
                                                           -------------------------------
                                             1996              1995              1994
                                       --------------      ------------       ------------
Loans:
Single family (1-4 units)              $1,146,702,000     $  983,331,000      $820,078,000
Multifamily (5+ units)                    329,743,000        350,507,000       367,750,000
Commercial real estate                    284,611,000        286,824,000       249,119,000
Multifamily/commercial construction         8,977,000          9,013,000        10,658,000
Single family construction                 29,805,000         19,349,000        14,227,000
Home equity credit lines                   29,149,000         26,572,000        28,137,000
                                       --------------      -------------     -------------

  Real estate mortgages subtotal        1,828,987,000      1,675,596,000     1,489,969,000
                                       --------------     --------------    --------------

Commercial business and other               5,420,000          6,667,000         8,694,000
                                       --------------     --------------    --------------

 Total loans                            1,834,407,000      1,682,263,000     1,498,663,000

Unearned fee income                        (3,322,000)        (4,380,000)       (6,816,000)
Reserve for possible losses               (19,318,000)       (18,068,000)      (14,355,000)
                                       --------------     --------------    --------------

 Loans, net                            $1,811,767,000     $1,659,815,000    $1,477,492,000
                                       ==============     ==============    ==============


The following table presents an analysis of the Company's loan portfolio at June 30, 1996 by property type and geographic location:

                               San Francisco  Los Angeles San Diego  Other CA   Las Vegas                         Percent
$ in thousands                    Bay Area      County      County    Areas      Nevada     Other      Total      By Type
                               -------------  ----------- ---------  --------   ---------  -------   ---------    -------
Property Type:
Single family (1-4 units)(1)   $  757,947     $252,572    $36,959    $ 85,973   $ 10,598   $31,802   $1,175,851    64.1%
Multifamily (5+ units)            140,557       69,455        442      17,632    101,656       ---      329,742    18.0%
Commercial real estate            198,022       30,860      1,067      11,407     40,835     2,421      284,612    15.6%
Construction loans                  9,554        5,743        ---         896     22,589       ---       38,782     2.1%
Business loans                        ---        2,366      1,781         360        ---       ---        4,507     0.2%
CD backed loans/other                 523          194          8         ---        101        87          913     0.0%
                               ----------     --------    -------    --------   --------   -------   ----------   -----

 Total                         $1,106,603     $361,190    $40,257    $116,268   $175,779   $34,310   $1,834,407   100.0%
                               ==========     ========    =======    ========   ========   =======   ==========   =====

Percent by location                 60.3%        19.7%       2.2%        6.3%       9.6%      1.9%       100.0%

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

- -----------------------------------------------------------

The following table presents nonaccruing loans, REO, performing restructured loans and accruing single family loans over 90 days past due at the dates indicated.

                                                                June 30,               December 31,
                                                                               --------------------------
                                                                  1996             1995            1994
                                                              -----------      -----------    -----------
Nonaccruing loans:
 Single family                                                $   796,000      $       ---    $       ---
 Multifamily                                                   18,449,000       23,664,000     29,049,000
 Commercial real estate                                         9,218,000       12,555,000      3,400,000
 Other                                                            115,000          331,000        174,000
                                                             ------------      -----------    -----------
   Total nonaccruing loans                                     28,578,000       36,550,000     32,623,000
Real estate owned ("REO")                                      14,301,000       10,198,000      8,500,000
                                                              -----------      -----------    -----------

   Total nonaccruing assets                                    42,879,000       46,748,000     41,123,000
Performing restructured loans                                   7,397,000       12,795,000     17,489,000
                                                              -----------      -----------    -----------

  Total nonaccruing assets and performing restructured loans  $50,276,000      $59,543,000    $58,612,000
                                                              ===========      ===========    ===========

Accruing single family loans more than 90 days past due       $        --      $ 3,747,000    $ 2,587,000

Percent of Total Assets:
 Nonaccruing assets                                                 2.08%            2.46%           2.41%
 Nonaccruing assets and performing restructured loans               2.44%            3.13%           3.43%
Ratio of reserve for possible losses to nonaccruing loans             68%              49%             44%

At June 30, 1996, the dollar amount of the Company's nonaccruing loans and REO after chargeoffs was $42,879,000 compared to $47,574,000, at March 31, 1996 and $46,748,000 at December 31, 1995. At June 30,
1996, 55% of nonaccruing assets, or approximately $18,457,000 of loans and $4,968,000 of REO, were adversely impacted by the Northridge earthquake.

On January 17, 1994, the Northridge earthquake struck the Los Angeles area, causing significant damage to the freeway system and real estate values throughout the area. The Company's loans secured by low to moderate income multifamily properties were primarily affected by this event, either by direct property damage, loss of tenants, or economic difficulties resulting from lower rental revenues and higher vacancies. Certain earthquake affected loans remain on nonaccrual status because of uncertainty about their ultimate collectability, even though the loans may have been paying for as much as twelve months. In 1994, 1995 and continuing into 1996, the Company has experienced increased delinquencies, additional loan loss provisions and higher partial loan chargeoffs as a result of this substantial natural disaster. Additionally, certain loans in Northern California have been placed on nonaccrual status because of changes in the borrower's condition, the property's status or the loan's terms.

- -----------------------------------------------------------

The following table summarizes the changes in the Company's nonaccrual loans during the second quarter of 1996. Nonaccrual loans are segmented by major geographical region and activity.

CHANGE IN NONACCRUAL
LOANS BY REGION
                                    Los Angeles     Northern
                                       County      California      Nevada       Total
                                    -----------    -----------    -------    -----------

Balance March 31, 1996              $22,071,000    $ 9,995,000    $   ---    $32,066,000

Additions to nonaccrual loans:
 New nonaccrual loans                   766,000      2,209,000        ---      2,975,000

Deductions from nonaccrual loans:
 Chargeoffs to reserves              (1,275,000)        (4,000)       ---     (1,279,000)
 Transfer to foreclosed assets       (1,729,000)    (1,764,000)       ---     (3,493,000)
 Transfer to performing status       (1,072,000)           ---        ---     (1,072,000)
 Cash proceeds received                (189,000)      (430,000)       ---       (619,000)
                                    -----------    -----------    -------    -----------


Balance June 30, 1996               $18,572,000    $10,006,000    $   ---    $28,578,000
                                    ===========    ===========    =======    ===========

Additions to nonaccrual loans during the second quarter of 1996 were related to one apartment loan ($766,000) in Los Angeles County which had been impacted by the earthquake, plus one commercial real estate loan ($1,413,000) and one single family home loan ($796,000) in Northern California.

Deductions from nonaccrual loans during the second quarter of 1996 resulted from chargeoffs to the Company's allowance for possible losses, actual foreclosures upon properties and the transfer of one loan from nonaccrual to performing status as the result of the borrower attaining a satisfactory payment history. Also, cash proceeds of $619,000 received during the second quarter of 1996 were used to reduce the carrying basis of nonaccrual loans. Chargeoffs on nonaccrual loans occur when the Company determines that the collateral value is reduced to other than temporary levels. Chargeoffs recorded in the second quarter of 1996 related both to loans which were on nonaccrual status at March 31, 1996 and to loans which were placed on nonaccrual status or transferred to REO during the second quarter. While the future collateral value of these properties may change, the Company recorded chargeoffs to reduce the carrying basis of its nonaccrual loans to the estimated current collateral value, net of selling costs (See "Impaired Loans").

As of June 30, 1996, the amounts reported for REO, nonaccruing loans, and performing restructured loans have been reduced by previous chargeoffs of $5,192,000, $7,621,000 and $328,000, respectively.

The Company's nonaccrual loans included $16,732,000 of loans on which interest payments were received during the quarter at an average payment rate of 8.2% on their recorded investment. As a result of the terms of these restructurings, such loans will be reported as nonaccrual loans until a satisfactory payment history is achieved and the Company believes its recorded investment in the loans is secure.

- -----------------------------------------------------------

As of June 30, 1996, $7,397,000 of modified loans are reported as performing restructured loans. Additional loan modifications, including loan restructurings, have been completed in 1996 and additional modifications may be entered into with the Company's borrowers in future quarters.

During the second quarter of 1996, seven loans totaling $3,493,000
were transferred to REO.   Six REO properties with a remaining March
31, 1996 book value totaling $4,575,000 were sold and the Company recovered proceeds in excess of the written down basis of these properties by $972,000. At June 30, 1996, the Company held as REO properties ten apartment buildings, two commercial real estate properties, two single family homes, one partially completed single family construction project and one parcel of land. The Company's policy is to attempt to resolve problem assets reasonably quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as promptly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition. At June 30, 1996, the Company is actively marketing or preparing its REO properties for sale and expects to sell certain properties and to foreclose upon additional loans in the third quarter of 1996.

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

Since inception through June 30, 1996, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. The Company's cumulative single family loan loss experience is 0.06% on all loans originated. As of June 30, 1996, the Company has not experienced any losses on its permanent loan portfolio secured by real estate located in the Las Vegas market. Collectively, these two categories represented 73% of the Company's total loans at June 30, 1996.

As a percentage of nonaccruing loans, the reserve for possible losses was 49% at December 31, 1995 and 68% at June 30, 1996. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels. The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due and restructured loans in assessing the adequacy of its total reserves. In addition, the Company follows procedures for reviewing and grading

- -----------------------------------------------------------

all of the larger income property loans in its portfolio on a periodic basis. Based predominately upon that continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

Although substantially all nonaccrual loans and loans that were adversely affected by the earthquake have been reduced to their currently estimated collateral fair value (net of selling costs) at June 30, 1996, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                      Six Months Ended            Year Ended
                                                          June 30,                December 31,
                                                                          -----------------------------
                                                            1996              1995              1994
                                                        -----------       -----------       -----------
Reserve for Possible Losses:
Balance beginning of period                             $18,068,000       $14,355,000       $12,657,000

Provision charged to expense                              3,588,000        14,765,000         9,720,000

Reserve from purchased loans                                    ---               ---            34,000

Chargeoffs on originated loans:
 Single family                                             (127,000)          (14,000)         (210,000)
 Multifamily                                             (2,781,000)       (9,314,000)       (7,177,000)
 Commercial real estate                                    (406,000)       (2,163,000)         (695,000)
 Commercial business and other loans                        (21,000)          (48,000)          (79,000)
 Construction loans                                             ---          (353,000)              ---

Recoveries on originated loans:
 Single family                                                  ---             3,000            11,000
 Multifamily                                                170,000           765,000           119,000
 Commercial real estate                                     784,000            30,000               ---
 Commercial business and other loans                         42,000            54,000            15,000

Acquired loans:
 Chargeoffs                                                     ---           (22,000)          (47,000)
 Recoveries                                                   1,000            10,000             7,000
                                                        -----------       -----------    --------------

Total chargeoffs, net of recoveries                      (2,338,000)      (11,052,000)       (8,056,000)
                                                        -----------       -----------    --------------

Balance end of period                                   $19,318,000       $18,068,000       $14,355,000
                                                        ===========       ===========    ==============

Average loans for the period                         $1,746,067,000    $1,591,827,000    $1,379,640,000
Total loans at period end                             1,834,407,000     1,682,263,000     1,498,663,000

Ratios of reserve for possible losses to:
 Total loans                                                  1.05%             1.07%             0.96%
 Nonaccruing loans                                              68%               49%               44%
 Nonaccruing loans and performing restructured loans            54%               37%               29%
 Net chargeoffs to average loans                              0.27%*            0.69%             0.58%

- --------------------------
*Annualized

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

In accordance with the disclosures guidelines of SFAS No. 114, the following table shows the recorded investment in impaired loans and any related SFAS No. 114 allowance for losses at June 30, 1996. An impaired loan has a specific amount of the Company's reserves (allowance for losses) assigned to it whenever the collateral's fair value, net of selling costs, is less than the Company's recorded investment in the loan, after amounts charged off to reserves are deducted. Generally, impaired loans not requiring a special allowance under SFAS No. 114 have already been written down or have a net collateral fair value which exceeds the loan balance.

- --------------------------

                                                                Related
                                                               Recorded       SFAS No. 114
                                                          Investment in      Allowance for
                                                         Impaired Loans             Losses
                                                         --------------      -------------
Impaired loans requiring a SFAS No. 114 allowance:
 Single Family                                           $          ---      $         ---
 Multifamily                                                  8,668,000            681,000
 Commercial Real Estate                                       1,153,000            262,000
 Other                                                          135,000             16,000
                                                         --------------      -------------
                                                              9,956,000      $     959,000
                                                         --------------      =============
Impaired loans not requiring a SFAS No. 114 allowance:
 Single Family                                                  796,000
 Multifamily                                                 17,419,000
 Commercial Real Estate                                       7,804,000
 Other                                                              ---
                                                         --------------
                                                             26,019,000
                                                         --------------

Total                                                       $35,975,000
                                                         ==============

The $26,019,000 of loans reported as impaired loans not requiring a SFAS No. 114 allowance are classified in this manner because, as of June 30, 1996, the recorded investments in these loans have been reduced to their collateral fair value, net of selling costs, by $8,136,000 of specific chargeoffs to the Company's reserves. At June 30, 1996, the Company has designated $270,000 of its reserves to protect against contingent liabilities on certain of these impaired loans, while the ultimate amount of payment, if any, is being contested.

Total interest income recognized on loans designated as impaired for the second quarter and six months end June 30, 1996 was $312,000 and $612,000 respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the second quarter of 1996 was approximately $38,000,000.

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

           Not Applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Company's annual meeting of stockholders was held on May 30, 1996. At the annual meeting, the stockholders approved the following actions:

           (i) Mr. Kenneth W. Dougherty, Mr. Frank J. Fahrenkopf, Jr. and Mr. Richard Cox-Johnson were elected as directors of the Company with terms expiring in 1999. For each of the three nominees, the vote was approximately 6,143,000 shares for, no shares against and approximately 640,000
           shares withheld.   The remaining directors of the Company
           and the years in which their respective terms expire are as follows: Mr. John F. Mangan - 1998; Ms. Katherine August-deWilde - 1998; Mr. L. Martin Gibbs - 1998; Mr. James H. Herbert, II - 1997; Mr. James F. Joy - 1997; Mr. Barrant Merrill - 1997; Mr. Roger O. Walther - 1997.

           (ii) A proposal to approve the grant of stock options for an aggregate of 97,500 shares of the Company's Common Stock to the eight non-employee directors of the Company and the five non-employee directors of the Company's subsidiaries was approved. The vote was: 5,249,503 shares for; 1,516,971 shares against; 17,185 shares abstain.

           (iii) The selection of the firm of KPMG Peat Marwick LLP as independent auditors to examine the financial statements of the Company and its subsidiaries for the 1996 fiscal year was ratified. The vote was: 6,776,121 shares for;
           1,775 shares against; 5,763 shares abstain.

Item 5.    Other Information
           -----------------

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           A.   Exhibit 11 Statement of Computation of Earnings Per
                Share.

           B. On July 19, 1996, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on July 17, 1996 to the business community of its earnings for the quarter and six months ended June 30, 1996.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FIRST REPUBLIC BANCORP INC.



Date:  August 13, 1996               /s/JAMES H. HERBERT, II
                                     -------------------------
                                     JAMES H. HERBERT, II
                                     President and Chief Executive Officer





Date:  August 13, 1996               /s/WILLIS H. NEWTON, JR.
                                     --------------------------
                                     WILLIS H. NEWTON, JR.
                                     Sr. Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)