Form 10-Q
period 1996-09-30
FIRST REPUBLIC BANCORP INC
filed 1996-11-14
CIK 770975

FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For Quarter Ended                                         Commission
September 30, 1996                                      File No. 0-15882
------------------                                      ----------------

                         FIRST REPUBLIC BANCORP INC.
                         ---------------------------
                        (Exact name of registrant as
                           specified in its charter)


   Delaware                                                  94-2964497
   --------                                                  ----------
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

Common Stock , par value $.01 per share, of First Republic Bancorp Inc. outstanding at November 6, 1996, 7,424,218 shares.

                         First Republic Bancorp Inc.
                                  Form 10-Q
                              September 30, 1996

                                     Index
                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

               Consolidated Balance Sheet -
               September 30, 1996 and December 31, 1995                       3

               Consolidated Statement of Income - Nine Months and Quarter
               Ended September 30, 1996 and 1995                              5

               Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 1996 and 1995                  6

               Notes to Consolidated Financial
               Statements                                                     7

    Item 2 - Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                      8

PART II - OTHER INFORMATION                                                  28

    Item 1 - Legal Proceedings

    Item 2 - Changes in Securities

    Item 3 - Defaults Upon Senior Securities

    Item 4 - Submission of Matters to a Vote of Security Holders

    Item 5 - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES                                                                   29

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



    FIRST REPUBLIC BANCORP INC.
    CONSOLIDATED BALANCE SHEET

                                                                                  September 30,       December 31,
                                                                                       1996               1995
                                                                                       ----               ----
                                                                                   (Unaudited)

ASSETS
    Cash                                                                         $ 20,437,000        $ 15,918,000
    Federal funds sold and short term investments                                   3,800,000          15,000,000
    Interest bearing deposits at other financial institutions                         199,000             200,000
    Investment securities at cost                                                  54,625,000          33,974,000
    Investment securities at market                                               103,050,000         106,939,000
    Federal Home Loan Bank Stock, at cost                                          32,141,000          30,321,000
                                                                                  -----------         -----------

                                                                                  214,252,000         202,352,000

Loans
    Single family (1-4 unit) mortgages                                          1,187,724,000         977,220,000
    Multifamily (5+ units) mortgages                                              325,456,000         350,507,000
    Commercial real estate mortgages                                              285,045,000         286,824,000
    Commercial business loans                                                       2,614,000           3,663,000
    Single family construction                                                     13,510,000          19,349,000
    Multifamily/commercial construction                                            31,929,000           9,013,000
    Equity lines of credit                                                         29,760,000          26,572,000
    Leases, contracts and other                                                     1,706,000             933,000
    Loans held for sale                                                             7,258,000           8,182,000
                                                                              ---------------        ------------

                                                                                1,885,002,000       1,682,263,000

Less
    Unearned loan fee income                                                       (3,289,000)         (4,380,000)
    Reserve for possible losses                                                   (18,265,000)        (18,068,000)
                                                                              ---------------         -----------

       Net loans                                                                1,863,448,000       1,659,815,000

    Accrued interest receivable                                                    13,553,000          12,582,000
    Mortgage servicing rights                                                       1,171,000             449,000
    Prepaid expenses and other assets                                              12,828,000          14,677,000
    Premises, equipment and leasehold improvements,
       net of accumulated depreciation                                              4,109,000           4,180,000
    Real estate owned (REO)                                                        12,807,000          10,198,000
                                                                              ---------------       -------------

                                                                              $ 2,122,168,000     $ 1,904,253,000
                                                                              ===============     ===============

    FIRST REPUBLIC BANCORP INC.
    CONSOLIDATED BALANCE SHEET

                                                                         September 30,             December 31,
                                                                             1996                      1995
                                                                             ----                      ----
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Customer deposits
    Passbook and MMA accounts                                          $  274,426,000            $  180,205,000
    Certificates of deposit                                             1,043,024,000               960,236,000
                                                                       --------------           ---------------

       Total customer deposits                                          1,317,450,000             1,140,441,000

    Interest payable                                                       13,131,000                14,813,000
    Other liabilities                                                       8,012,000                 6,156,000
    Federal Home Loan Bank advances                                       601,530,000               570,530,000
    Other borrowings                                                               --                        --
                                                                       --------------            --------------

       Total senior liabilities                                         1,940,123,000             1,731,940,000

    Senior subordinated debentures                                          9,966,000                 9,974,000
    Subordinated debentures                                                19,509,000                19,579,000
    Convertible subordinated debentures                                    34,500,000                34,500,000
                                                                       --------------           ---------------

       Total liabilities                                                2,004,098,000             1,795,993,000
                                                                       --------------           ---------------


Stockholders' equity
    Common stock                                                               78,000                    78,000
    Capital in excess of par value                                         75,384,000                74,919,000
    Retained earnings                                                      49,654,000                40,608,000
    Deferred compensation -- ESOP                                                  --                        --
    Treasury shares, at cost                                               (5,763,000)               (5,763,000)
    Unrealized loss-available for sale securities                          (1,283,000)               (1,582,000)
                                                                        -------------            --------------

       Total stockholders' equity                                         118,070,000               108,260,000
                                                                        -------------            --------------

                                                                       $2,122,168,000            $1,904,253,000
                                                                       ==============            ==============


    FIRST REPUBLIC BANCORP INC.
    CONSOLIDATED STATEMENT OF INCOME
    (unaudited)


                                                              QUARTER ENDED                      NINE MONTHS ENDED
                                                              September 30,                        September 30,
                                                              -------------                        -------------

                                                        1996               1995                1996              1995
                                                     --------           --------             --------           ------
Interest income:
    Interest on real estate and other loans        $ 36,742,000       $ 32,890,000        $107,717,000      $ 93,211,000
    Interest on investments                           3,681,000          3,200,000          10,688,000         9,095,000
                                                   ------------       ------------         -----------       -----------

       Total interest income                         40,423,000         36,090,000         118,405,000       102,306,000
                                                   ------------       ------------         -----------       -----------

Interest expense:
    Interest on customer deposits                    18,336,000         16,424,000          52,887,000        45,052,000
    Interest on FHLB advances and borrowings          8,957,000          9,347,000          26,449,000        28,185,000
    Interest on debentures                            1,433,000          1,438,000           4,324,000         4,322,000
                                                   ------------        -----------          ----------       -----------

       Total interest expense                        28,726,000         27,209,000          83,660,000        77,559,000
                                                   ------------        -----------         -----------       -----------

Net interest income                                  11,697,000          8,881,000          34,745,000        24,747,000
Provision for losses                                  1,500,000          2,500,000           5,088,000        12,715,000
                                                    -----------       ------------        ------------       -----------

Net interest income after provision for losses       10,197,000          6,381,000          29,657,000        12,032,000
                                                    -----------       ------------         -----------      ------------

Non-interest income:
    Servicing fees, net                                 516,000            646,000           1,616,000         2,027,000
    Loan and related fees                               161,000            345,000             962,000           890,000
    Gain (loss) on sale of loans                        709,000              9,000             957,000           (36,000)
    Gain on investment securities                        28,000                 --              28,000           141,000
    Other income                                         56,000            198,000             120,000           231,000
                                                     ----------        -----------         -----------       -----------

       Total non-interest income                      1,470,000          1,198,000           3,683,000         3,253,000
                                                     ----------        -----------         -----------       -----------

Non-interest expense:
    Salaries and related benefits                     2,291,000          1,857,000           6,801,000         5,453,000
    Occupancy                                           834,000            774,000           2,459,000         2,272,000
    Advertising                                         610,000            345,000           1,650,000         1,128,000
    Professional fees                                   216,000            177,000             850,000           430,000
    FDIC insurance premiums                              84,000             99,000             244,000         1,159,000
    REO costs and losses                                 91,000            720,000             977,000         1,728,000
    Other general and administrative                  1,959,000          1,402,000           4,996,000         3,934,000
                                                     ----------         ----------          ----------       -----------

       Total non-interest expense                     6,085,000          5,374,000          17,977,000        16,104,000
                                                     ----------         ----------         -----------       -----------

Income (loss) before income taxes                     5,582,000          2,205,000          15,363,000          (819,000)
Provision for (benefit from) income taxes             2,307,000            884,000           6,317,000          (384,000)
                                                    -----------        -----------         -----------        ----------

Net income (loss)                                   $ 3,275,000        $ 1,321,000         $ 9,046,000        $ (435,000)
                                                    ===========        ===========         ===========        ==========

Net income adjusted for effect of convertible
    issue, used for fully diluted EPS               $ 3,671,000        $ 1,721,000         $10,234,000        $        --
                                                    ===========        ===========         ===========        ===========

Primary earnings per share                          $      0.43        $      0.17         $      1.19        $     (0.06)
                                                    ===========        ===========         ===========        ===========

Weighted average shares - primary                     7,641,793          7,605,648           7,630,995          7,594,484
                                                    ===========        ===========         ===========        ===========

Fully diluted earnings per share                    $      0.36        $      0.17         $      1.00        $     (0.06)
                                                    ===========        ===========         ===========        ===========

Weighted average shares - fully diluted              10,263,213         10,129,927          10,207,226         10,127,290
                                                    ===========        ===========         ===========        ===========



FIRST REPUBLIC BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                                           Nine Months ended
                                                                                           -----------------
                                                                                              September 30,
                                                                                              -------------
                                                                                         1996             1995
                                                                                     -----------      -----------
Operating Activities
    Net Income (loss)                                                              $   9,046,000    $    (435,000)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Provision for losses                                                         5,088,000       12,715,000
          Provision for depreciation and amortization                                  2,989,000        3,002,000
          Amortization of loan fees                                                   (1,454,000)      (2,894,000)
          Amortization of loan servicing rights                                          397,000          257,000
          Amortization of investment securities discounts                                (40,000)         (33,000)
          Amortization of investment securities premiums                                 196,000          202,000
          Loans originated for sale                                                  (44,936,000)     (78,290,000)
          Loans sold into commitments                                                 49,273,000       77,356,000
          Increase in deferred taxes                                                    (307,000)             --
          Gain on sale of investment securities                                          (28,000)             --
          Net (gains) losses on sale of loans                                           (957,000)          36,000
          Increase in interest receivable                                             (2,271,000)      (3,109,000)
          Increase (decrease) in interest payable                                     (1,682,000)         966,000
          Increase in other assets                                                      (366,000)      (1,117,000)
          Increase (decrease) in other liabilities                                     1,963,000         (162,000)
                                                                                   -------------      -----------

          Net Cash Provided By Operating Activities                                   16,911,000        8,494,000

Investment Activities
          Loans originated                                                          (603,890,000)    (354,833,000)
          Loans purchased                                                                    --        (4,181,000)
          Other loans sold                                                            81,124,000              --
          Principal payments on loans                                                296,684,000      204,770,000
          Purchases of investment securities                                         (36,733,000)     (17,412,000)
          Sale of investment securities                                                4,558,000           15,000
          Repayments of investment securities                                         15,055,000        9,075,000
          Net decrease in short term investments                                             --           198,000
          Additions to fixed assets                                                     (748,000)      (1,053,000)
          Net proceeds from sale of real estate owned                                 12,059,000       11,804,000
                                                                                     -----------     ------------

          Net Cash Used by Investing Activities                                     (231,891,000)    (151,617,000)

Financing Activities
          Net increase in passbook and MMA accounts                                   94,221,000       23,831,000
          Issuance of certificates of deposit                                        321,981,000      328,402,000
          Repayments of certificates of deposit                                     (239,193,000)    (203,134,000)
          Increase (decrease) in long-term FHLB advances                              25,000,000      (44,000,000)
          Repayments of other long-term borrowings                                           --          (488,000)
          Net increase in short-term borrowings                                        6,000,000       30,000,000
          Decrease in deferred compensation - ESOP                                           --           488,000
          Repayments of subordinated debentures                                          (78,000)        (109,000)
          Proceeds from employee stock purchase plan                                     136,000           65,000
          Proceeds from common stock options exercised                                   232,000           84,000
          Purchase of treasury stock                                                         --        (1,198,000)
                                                                                    ------------     ------------

          Net Cash Provided by Financing Activities                                  208,299,000      133,941,000

          Decrease  in Cash and Cash Equivalents                                      (6,681,000)      (9,182,000)

          Cash and Cash Equivalents at Beginning of Period                            30,918,000       32,420,000
                                                                                    ------------     ------------

          Cash and Cash Equivalents at End of Period                                $ 24,237,000     $ 23,238,000
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

These interim financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter and nine months ended September 30, 1996 should not be considered indicative of results to be expected for the full year.

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

On October 31, 1996, the Company completed the merger of its two thrift and loan subsidiaries, First Thrift and First Republic Savings Bank, in order to achieve certain operational efficiencies. During the third quarter of 1996, the Company obtained all regulatory approvals to merge First Thrift into First Republic Savings Bank. Subsequent to the merger, First Republic Savings Bank will be the surviving legal entity and will continue to operate in both Nevada and California in substantially the same manner as each subsidiary has been operating.

Additionally, the Company may in the future pursue a change in the legal charter of First Republic Savings Bank from a thrift and loan charter to a commercial bank charter. Such a charter change would allow the Company to provide additional services, including traditional checking accounts, to its customers. The Company is also considering merging the parent company into the merged operating subsidiary, if such subsidiary is converted to a commercial bank. These remaining potential corporate reorganizations are subject to regulatory approval and the Company's review of various business considerations and federal and state laws; the holding company merger is also subject to stockholder approval. There can be no assurance that the foregoing contemplated reorganizations will be accomplished.

The Company is primarily engaged in originating residential real estate secured loans on single family residences. The Company's loan portfolio also contains loans secured by commercial properties and multifamily properties. Currently, the Company's strategy in California is to emphasize the origination of single family loans and to limit the origination of multifamily and commercial real estate mortgage loans. Lending activities in Las Vegas are primarily focused on single family and multifamily

-------------------

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

During the first nine months of 1996, the Company continued its focus on single family lending, and the level of loan originations increased from the prior year as a result of average interest rates being lower and improved secondary market conditions allowing the amount of loans sold or originated for sale to investors to be higher. Total loans of all types originated by the Company in 1995 were $584.4 million, and loan sales were $99.2 million in 1995. For the nine months ended September 30, 1996, the Company originated $648.8 million of loans and loan sales were $130.4 million, as compared to loan originations of $433.1 million and loan sales of $77.4 million for the nine months ended September 30, 1995.

The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $806.8 million in loans at September 30, 1996.

The  following  table  presents  certain   performance  ratios  and  share  data
information for the Company for the last periods indicated:

                                                           At or for the nine months          At or for the Year
                                                             Ended September 30,              Ended December 31,
                                                             -------------------        ------------------------------
                                                             1996           1995        1995         1994         1993
                                                             ----           ----        ----         ----         ----
Performance Ratios:
   Return on average assets*                                  0.60%        (0.03)%      0.07%        0.47%        0.97%
   Return on average equity*                                 10.66         (0.54)       1.08         6.77        12.65
   Average equity to average assets                           5.61          6.06        6.00         6.94         7.63
   Leverage ratio                                             5.63          5.88        5.84         6.43         7.65
   Total risk-based capital ratio                            14.60         15.14       15.00        16.32        17.62
   Net interest margin*                                       2.33          1.90        1.97         2.47         3.25
   Non-interest expense to average assets*                    1.12          1.08        1.07         1.28         1.33
   Nonaccruing assets to total assets                         2.05          2.73        2.46         2.41         1.55
   Nonaccruing assets and performing restructured
     loans to total assets                                    2.39          3.60        3.13         3.43         2.00
   Net loan chargeoffs to average loans*                      0.36          0.82        0.69         0.58         0.44
   Reserve for possible losses to total loans                 0.97          1.07        1.07         0.96         1.01
   Reserve for possible losses to nonaccruing loans             60%           46%         49%          44%         109%

Share Data:

   Common shares outstanding                             7,361,488     7,350,446   7,330,400    7,444,703    7,718,791
   Tangible book value per common share                     $16.03        $14.56      $14.76       $14.40       $13.58

----------
*Nine months data is annualized


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

First Thrift is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). First Thrift is currently approved for approximately 40% of its total assets or approximately $802 million of FHLB advances at September 30, 1996. Such advances are collateralized by real estate mortgage loans and $601.5 million has been advanced at September 30, 1996. First Republic Savings Bank became a member of the FHLB on July 26, 1996 upon the purchase of $540,000 of FHLB stock, and has been approved for approximately 25% of its total assets or approximately $25.1 million of FHLB advances at September 30, 1996. Membership in the FHLB provides the Thrifts with an alternative funding source for its loans.

First Thrift, whose deposits are insured by the FDIC BIF, operates four branches in San Francisco, a branch in San Rafael in Marin County north of San Francisco, a branch in Los Angeles, a branch in Beverly Hills, and three branches in San Diego County. As of September 30, 1996, First Thrift had total assets of $2,005,478,000, tangible shareholder's equity of $136,570,000 and total capital (consisting of tangible shareholder's equity, subordinated capital notes and reserves) of $163,638,000. At September 30, 1996, First Thrift's tangible shareholder's equity as a percentage of total assets was 6.81% and its total capital as a percentage of risk adjusted assets was 12.64%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Thrift calculates its Leverage Ratio at 6.88%, using Tier 1 capital (as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

First Republic Savings Bank, whose deposits are also insured by the FDIC BIF, operates one branch in Las Vegas, Nevada and is scheduled to open a second branch in the Las Vegas area during the fourth quarter of 1996. As of September 30, 1996, First Republic Savings Bank had total assets of $100,477,000, tangible shareholder's equity of $8,958,000 and total capital (consisting of tangible shareholder's equity and reserves) of $10,135,000. At September 30, 1996, First Republic Savings Bank's tangible shareholder's equity as a percentage of total assets was 8.92% and its total capital as a percentage of risk adjusted assets was 13.63%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, First Republic Savings Bank calculates its Leverage Ratio at 9.39%, using Tier 1 capital (as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

LIQUIDITY
---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a

---------------------

diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At September 30, 1996, the investment securities portfolio of $157,675,000, plus cash and short term investments of $24,436,000, amounted to $182,111,000, or 8.6% of total assets. At September 30, 1996, 89% of the Company's investments mature within twelve months or are adjustable rate in nature. At September 30, 1996, the Company owned no investments of a trading nature.

Additional sources of liquidity at September 30, 1996 could be provided by approximately $125,000,000 of borrowings collateralized by investment securities and available unused FHLB advances of approximately $224,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
------------------------------

The Company seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company emphasizes the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at September 30, 1996 approximately 73% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, the Company's loans contain interim rate increase caps or limitations which can contribute to a further lagging of rates earned on loans. At September 30, 1996, approximately 88% of the Company's interest-earning assets and 79% of interest-bearing liabilities will reprice within the next year and the Company's one-year cumulative GAP is positive 13.2%. Despite the Company's positive repricing position, the Company's net interest margin decreased in the first and second quarters of 1995 as a result of the rapid rise in rates in 1994. The Company's net interest margin has increased gradually from the second quarter of 1995 to the second quarter of 1996, as a result of lower and relatively more stable short term interest rates and increases in adjustable rate loan yields compared to liability costs. Important factors affecting the Company's net interest margin include competition and conditions in the home loan market which affect loan yields, the cost of the Company's FHLB advances, mortgage loan repricings being subject to interim limitations on asset repricings, the Company's strategy to increase its home loans which carry lower margins and the lagging nature of COFI.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at September 30, 1996. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate

------------------------------------------

environment will inhibit earnings and declining rates will serve to enhance earnings. See "-Results of Operations" for a discussion of the change in the Company's net interest spread for the quarter and nine months ended September 30, 1996. A portion of the Company's adjustable loans carry minimum interest rates, or floors, which became the effective loan yield as rates declined from the levels in prior periods and approximately $170,719,000 of such loans remain at these minimum interest rates as of September 30, 1996. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at September 30, 1996:




                                                           FIRST REPUBLIC BANCORP
                                                   ASSET & LIABILITY REPRICING SENSITIVITY
                                                             September 30, 1996
                                                                   (000's)


                                      3 Months    3 to     6 to        1 to       2 to      Over    Non Interest
ASSETS:                    Immediate   or Less 6 Months  12 Months   2 Years    5 Years   5 Years    Sensitive      TOTAL
                           --------- --------- --------  --------    -------    -------   -------   ----------    ----------

Loans (1)                         0    931,901  619,918   105,481     21,946    166,404    39,352            0     1,885,002

Securities                        0    142,391    9,145    14,081          0          0    24,199            0       189,816

Cash & short-term
  investments                20,436      4,000        0         0          0          0         0            0        24,436

Non-interest bearing
  assets, net                     0          0        0         0          0          0         0       22,914        22,914
                           --------  ---------  -------  --------    -------    -------   -------       ------   -----------

  TOTAL                      20,436  1,078,292  629,063   119,562     21,946    166,404    63,551       22,914     2,122,168



LIABILITIES AND
  STOCKHOLDERS' EQUITY:

Passbooks & MMA's                 0    234,642   23,699    11,291      4,794          0         0            0       274,426

Certificates of deposit:
  100K or greater                 0     19,432   13,541    17,615     13,884      4,133       100            0        68,705
  < 100K                          0    251,985  209,181   262,094    199,599     51,447        13            0       974,319

FHLB advances                     0    175,000  288,530    35,000      8,000     72,500    22,500            0       601,530

ESOP debt                         0          0        0         0          0          0         0            0             0

Other short-term debt             0          0        0         0          0          0         0            0             0

Other liabilities                 0          0        0         0          0          0         0       21,143        21,143

Subord debt                       0          0        0         0          0      1,482    62,493            0        63,975

Equity                            0          0        0         0          0          0         0      118,070       118,070
                            -------  ---------  -------   -------   --------    -------   -------      -------     ---------

  TOTAL                           0    681,059  534,951   326,000    226,277    129,562    85,106      139,213     2,122,168



Repricing Assets
  over (under) liab          20,436    397,233   94,112  (206,438)  (204,331)    36,842   (21,555)    (116,299)            0

Effect of swaps                   0     25,000        0         0          0    (25,000)        0            0             0
                             ------    -------  -------  --------    -------    -------   -------   ----------      --------


Hedged gap                   20,436    372,233   94,112  (206,438)  (204,331)    61,842   (21,555)    (116,299)            0
                             ======    =======  =======  ========   ========    =======   =======     ========      ========

Gap as % of
  Total assets                0.96%     17.54%    4.43%    -9.73%     -9.63%      2.91%    -1.02%       -5.48%         0.00%
                              =====    =======   ======  ========    =======    =======   =======       ======        ======

Cumulative gap               20,436    392,669  486,781   280,343     76,012    137,854   116,299            0             0
                             ======    =======  =======   =======    =======    =======   =======       ======        ======

Cumulative gap                0.96%     18.50%   22.94%    13.21%      3.58%      6.50%     5.48%        0.00%         0.00%
  as % of assets             ======    =======   ======   =======    =======    =======   =======       ======        ======




(1) Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Such loans are generally adjustable monthly, semiannually, or annually based upon changes in the FHLB 11th District Cost of Funds Index (COFI), the One Year Treasury Constant Maturity Index, or the Prime rate, subject generally to a maximum increase of 2% annually and 5% over the lifetime of the loan.

(2) Passbook and MMA account maturities and rate adjustments are allocated based upon management's experience of historical interest rate volatility and erosion rates. However, all passbook and MMA accounts are contractually subject to immediate withdrawal.

------------------------------------------

In evaluating the Company's exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, certain assets, such as adjustable rate mortgages and mortgage related investments, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities, including the utilization of interest rate caps.

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,185,000,000 which terminate in periods ranging from March 1997 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 9.0% to 12.5% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, at September 30, 1996 $37,400,000 of First Thrift's advances with the FHLB contained interest caps of 12.0% as part of the borrowing agreements. At September 30, 1996, First Thrift also owned $50,000,000 of interest rate caps which carry a strike rate of 8% until maturity in
December 1996. The cost of interest rate cap transactions is amortized over their lives and totaled $1,252,000 and $1,278,000 for the nine months ended September 30, 1996 and 1995, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At September 30, 1996, the Company had entered into interest rate swaps with the FHLB in the notional principal amount of $25,000,000 to convert the fixed rate on certain long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of approximately 10 years at September 30, 1996, has reduced the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company will continue to consider the alternative of FHLB advances as an integral part of its asset and liability management program. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

Since 1990, the Company has utilized FHLB advances as a supplement to deposit gathering to fund its assets. FHLB advances require no deposit insurance premiums and operational overhead costs are less than for deposits. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of First Thrift. At September 30, 1996, total FHLB advances outstanding were $601,530,000. Of this amount, $503,330,000 had an original maturity of 10 years or more and $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer

------------------------------------------

lives.

Prior to the thrift merger, First Thrift had been subject to the provisions of the California Industrial Loan Law, which limits the amount of customer deposit balances which may be raised to twenty times its shareholder's equity. At September 30, 1996, based on the amount of deposits outstanding, First Thrift was required to maintain minimum shareholder's equity of approximately $61,396,000, compared with actual shareholder's equity of $136,570,000. First Republic Savings Bank is subject to the provisions of the Nevada Thrift Companies Act, which requires that the amount of customer deposits be in compliance with FDIC guidelines.

CAPITAL RESOURCES
-----------------

The Company continues to maintain a strong capital base. At September 30, 1996, the Company's total capital, including total stockholders' equity, debentures and reserves was $200,310,000. Total stockholders' equity at September 30, 1996 has increased by $9,810,000 since December 31, 1995. This increase results primarily from the net income of $9,046,000 for the first nine months of 1996 and an increase of $299,000 in the market value of that portion of the Company's portfolio of securities which are classified as available for sale.

First Republic is not a bank holding company, and unlike First Thrift prior to its merger and First Republic Savings Bank, is not directly regulated or supervised by the FDIC, nor is it regulated by the Federal Reserve
Board or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at September 30, 1996 its leverage ratio would have been 5.63%, and its total risk based capital ratio would have been 14.6%, as calculated by management assuming, however, all of the Company's subordinated debentures constitute Tier 2 capital and are not limited to 50% of Tier 1 capital.

During the first quarter of 1995, the Company acquired 53,603 treasury shares which completed the repurchase of 406,000 shares of common stock previously approved for repurchase by the Board of Directors. In March 1995, the Company's Board of Directors authorized for repurchase from time to time up to an additional 250,000 shares of common stock. There were repurchases of an aggregate additional 80,000 shares of common stock in March, April and November 1995, bringing total treasury shares repurchased to 486,000 at September 30, 1996.

During the first nine months of 1996, First Republic received from First Thrift dividends of $2,824,000 representing approximately 25% of First Thrift's earnings. First Republic also received interest payments of $790,000 from First Thrift for the nine months ended September 30, 1996. Also, First Republic has received dividends of $250,000 from First Republic Savings Bank, related to that subsidiary's earnings for the fourth quarter of 1995, the first quarter of 1996 and the second quarter of 1996; dividends of $116,000, or approximately 25% of earnings for the third quarter of 1996, will be paid in November 1996. The ability of First Republic to receive future dividends and other payments from First Republic Savings Bank depends upon the operating results and capital level of First Republic Savings Bank, restrictions upon such payments imposed by creditors of First Republic Savings Bank, FDIC regulations and other governmental regulations governing First Republic Savings Bank.

RESULTS OF OPERATIONS -  Quarter Ended September 30, 1996 Compared to Quarter
------------------------ ----------------------------------------------------
                         Ended September 30, 1995
                         ------------------------

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

During the third quarter of 1996, First Republic's total assets grew to $2,122,168,000 at September 30, 1996 from $2,064,209,000 at June 30, 1996, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the third quarter of 1996 were $229,106,000, compared to $220,779,000 for the second quarter of 1996 and $154,567,000 for the third quarter of 1995. The amounts of single family loans, construction loans and commercial real estate originated in the third quarter of 1996 were consistent with those originated in the second quarter of 1996, and there was a $9.0 million increase in multifamily lending from the prior quarter. Single family loans originated in the third quarter of 1996 were $175 million compared to $108 million in the third quarter of 1995 and $413 million for all of 1995.

Mortgage banking activity resulted in the sale of $77,567,000 of single family loans to secondary market investors during the third quarter of 1996, compared with $41,979,000 in the third quarter of 1995. During the third quarter of 1996, $68 million of single family loans were sold to two specific investors. The Company's portfolio of real estate loans serviced for secondary market investors increased to $806,778,000 at September 30, 1996 from $804,856,000 at December 31, 1995. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the recovery in the general economy and housing industry, and conditions in the secondary loan sale markets.

The Company reported net income of $3,275,000 for the third quarter of 1996 as compared to $1,321,000 in the same quarter of 1995. Fully diluted earnings per share was $0.36 for the third quarter of 1996, compared to $0.17 for the similar period in 1995. First Republic's pretax operating results for the quarter ended September 30, 1996 were higher than a year ago primarily because the Company's net interest income for the third quarter was $2,816,000 higher in 1996 than 1995, and the provision for loan losses was $1,000,000 lower.

Total interest income increased to $40,423,000 for the third quarter of 1996 from $36,090,000 for the third quarter of 1995. Interest income on real estate and other loans increased to $36,742,000 for the third quarter of 1996, compared to $32,890,000 in 1995. The average yield on loans was 7.86% in the third quarter of 1996 compared to 8.04% for the second quarter of 1996 and was 8.16% for the third quarter of 1995. The Company's yield on loans is affected by market rates, the level of adjustable rate loan indexes, the effect of new single family loans earning lower initial rates of interest and the level of nonaccrual loans. The Company's total loans receivable outstanding increased from $1,834,407,000 at June 30, 1996 to $1,885,002,000 at September 30, 1996. As
a percentage of the

RESULTS OF OPERATIONS -  Quarter Ended September 30, 1996 Compared to Quarter
------------------------ ----------------------------------------------------
                         Ended September 30, 1995 (Continued)
                         ------------------------------------

Company's permanent loan portfolio, loans secured by single family residences increased to 65% at September 30, 1996 from 59% at September 30, 1995.

Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter earning a slightly higher average rate. Such interest income was $3,681,000 in the third quarter of 1996 compared to $3,200,000 in the same period of 1995. The average investment position was $205,361,000 during the third quarter of 1996 and earned 7.30% compared to an average position of $188,242,000 earning 6.98% during the third quarter of 1995. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the third quarter has increased to $28,726,000 in 1996 from $27,209,000 in 1995. Total interest expense consists of two components
- interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook and money market (MMA) accounts and certificates of deposit), increased to $18,336,000 in the third quarter of 1996 from $16,424,000 in the third quarter of 1995. The average rate paid on deposits was 5.67% for the third quarter of 1996, compared to 5.72% for the second quarter of 1996 and 6.05% for the third quarter of 1995. Interest expense on other borrowings decreased to $10,390,000 in the third quarter of 1996 from $10,785,000 in the third quarter of 1995, as a result of a lower average rate paid on a higher average level of FHLB advances. The average rate paid on the Company's other borrowings and FHLB advances, excluding longer term debentures, was 5.84% for the third quarter of 1996, compared to 5.92% for the second quarter of 1996, and 6.64% for the third quarter of 1995; thus the average rate paid on these liabilities, primarily FHLB advances, decreased 8 basis points (.08%) from the second quarter of 1996 to the third quarter of 1996 and 80 basis points (.80%) from the third quarter of 1995 to the third quarter of 1996.

The Company's net interest income was $11,697,000 for the third quarter of 1996, compared to $8,881,000 for the third quarter of 1995, as a result of earning a higher spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 2.30% for the third quarter of 1996, compared to 2.04% for the third quarter of 1995 and 1.97% for all of 1995. The Company's net interest margin gradually increased each quarter from the second quarter of 1995 to 2.36% for the second quarter of 1996.

From early 1994, through March 31, 1995, the cost of FHLB advances increased more rapidly than the yield on the Company's loans and more rapidly than the cost of the Company's deposits, due to rapidly rising short term interest rates. The Company's advances have interest rates which generally adjust semiannually and to a lesser extent annually, with repricing points spread throughout the year. There are no interim caps on the amount that the interest rate on FHLB advances may increase. Thus, at each repricing point, the cost of an FHLB advance fully reflects market rates. Most of the Company's adjustable mortgage loans have interim rate increase limitations. This adverse trend began a reversal in the third quarter of 1995, as the weighted average cost of the Company's FHLB advances decreased as a result of a general decline in market rates. The Company experienced increased yields on its ARM loans, as a result of loan repricings, and during the first six months of

RESULTS OF OPERATIONS -  Quarter Ended September 30, 1996 Compared to Quarter
------------------------ ---------------------------------------------------
                         Ended September 30, 1995 (Continued)
                         ------------------------------------

1996, net interest margin has increased as liability costs moderated due to more stable interest rates. In the third quarter of 1996, the Company's net interest margin declined 6 basis points below the prior quarter as a result of a lagging COFI index and increased new single family loans added to the loan portfolio.

Non-interest income for the third quarter of 1996 increased to $1,470,000 from $1,198,000 in the third quarter of 1995, primarily due to increased gains on sale of loans. Service fee revenue, net of amortized costs on the Company's mortgage servicing rights, was $516,000 for the third quarter of 1996 compared to $646,000 for the same period of 1995, primarily due to a lower average balance of mortgage servicing rights and higher amortization costs. The average balance of the servicing portfolio decreased to $790,813,000 for the third quarter of 1996 compared to $823,725,000 for the third quarter of 1995. Total loans serviced were $806,778,000 at September 30, 1996 and $804,856,000 at December 31, 1995. The percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees, on the outstanding loan balances serviced, which averaged approximately 0.34% for the nine months of 1996 compared to 0.37% for all of 1995.

For the third quarter, loan and related fee income was $161,000 in 1996 and $345,000 in 1995. This income category includes miscellaneous fees which vary with market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity and market conditions.

The Company sells whole loans and loan participations in the secondary market under several specific programs. The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains on loan sales will fluctuate. Loan sales were $77,567,000 for the third quarter of 1996 and $41,979,000 for the third quarter of 1995. The Company computes a gain or loss on sale at the time of sale by comparing sales proceeds with the carrying value of the loans and by calculating the fair value of servicing rights retained. The gain on the sale of loans for 1996 includes the value attributed to mortgage loan servicing rights under SFAS No. 122, which was $743,000 for the third quarter of 1996. Most of the loans sold in the third quarter of 1996 were adjustable rate mortgages based on the COFI index. The sale of loans resulted in net gains of $709,000 for the third quarter of 1996, compared to $9,000 for the same period of 1995.

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

Non-interest expense totaled $6,085,000 for the third quarter of 1996, compared to $5,374,000 for the same period in 1995. In 1996, the Company reported higher personnel costs related to higher loan volume and higher corporate profitability, increased advertising and professional costs from operating a large company and higher other operating costs, including the accrual for a corporate

RESULTS OF OPERATIONS -  Quarter Ended September 30, 1996 Compared to Quarter
------------------------ ----------------------------------------------------
                         Ended September 30, 1995 (Continued)
                         ------------------------------------

image and identity consulting project. The Company's non-interest expense for the third quarter of 1996 included $91,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties, net of gains on sold REO, compared to $720,000 of REO related expenses in the third quarter of 1995.

As a percentage of total assets, recurring general and administrative expenses, excluding REO related costs, was 1.14% for the second and third quarter of 1996, compared to 1.02% for the third quarter of 1995, and 1.07% for all of 1995.

RESULTS OF OPERATIONS -  Nine Months Ended September 30, 1996 Compared to Nine
------------------------ -----------------------------------------------------
                         Months Ended September 30, 1995
                         -------------------------------

The following comments are made regarding the results of operations for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The trend in income and expense items is generally consistent with the comparison of the third quarter of 1996 with the same quarter of 1995, including a decrease in the provision for losses and an increase in net interest income. Total interest income and interest expense have increased on a year-to-date basis, primarily as a result of an increased average balance sheet, as presented in the following table. Net interest income has increased due to the increased level of assets earning a higher interest rate spread, as the rates paid on liabilities has decreased 0.33% while yields earned on loans has increased 0.13%.

Non-interest income was $3,683,000 for the first nine months of 1996 as compared to $3,253,000 for the same period in 1995. Gain on sale of loans was higher by $993,000, offset in part by a decrease of $411,000 in net servicing fees. Non-interest expense increased 11.6% from $16,104,000 in 1995 to $17,977,000 in 1996. A decrease in REO related costs to $977,000 for the nine months ended September 30, 1996 from $1,728,000 in the same period 1995 was offset by an increase in general and administrative expenses. As a percentage of average assets, noninterest expenses increased to 1.12% for the first nine months of 1996 from 1.08% for the first nine months of 1995.

The following table presents for the first nine months of 1996 and 1995, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest on nonaccrual loans is included only to the extent recognized on a cash basis. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35%.

RESULTS OF OPERATIONS -  Nine Months Ended September 30, 1996 Compared to Nine
------------------------ -----------------------------------------------------
                         Months Ended September 30, 1995
                         -------------------------------



                                                                            Nine months Ended September 30,
                                                           ------------------------------------------------------------------
                                                                        1996                                1995
                                                           ----------------------------          ----------------------------
                                                           Average               Yields/         Average               Yields/
                                                           Balance    Interest    Rates          Balance    Interest    Rates
                                                           -------    --------    -----          -------    --------    -----
                                                                                    (In thousands)
Assets:
Interest-bearing deposits with other institutions        $    1,938   $     64     4.41%       $    1,311   $     51     5.20%
Short-term investments                                       20,452        876     5.63            20,211        960     6.26
Investment securities                                       185,327      9,962     7.17           164,106      8,379     6.81
Loans                                                     1,787,592    107,718     8.03         1,573,032     93,211     7.90
                                                          ---------    -------                  ---------     ------

   Total earning assets                                   1,995,309    118,620     7.93         1,758,660    102,601     7.78
                                                                       -------                               -------

Non interest-earning assets                                  20,002                                18,639
                                                            -------                               -------

   Total average assets                                  $2,015,311                            $1,777,299
                                                          =========                             =========


Liabilities and Stockholders' Equity:
Passbooks & MMA's                                          $229,667    $ 8,288     4.82%         $141,065    $ 5,210     4.94%
Certificates of deposit                                     996,852     44,599     5.98           883,360     39,842     6.03
                                                            -------     ------                    -------     ------

   Total customer deposits                                1,226,519     52,887     5.76         1,024,425     45,052     5.88

Other borrowings                                            592,711     26,449     5.96           566,431     28,185     6.65
Subordinated debentures                                      64,002      4,324     9.01            64,136      4,322     8.99
                                                            -------     ------                    -------     ------

   Total interest-bearing liabilities                     1,883,232     83,660     5.93         1,654,992     77,559     6.26
                                                                        ------                                ------

Non interest-bearing liabilities                             18,934                                14,564
Stockholders' equity                                        113,145                               107,743
                                                            -------                               -------

   Total average liabilities and stockholders' equity    $2,015,311                            $1,777,299
                                                          =========                             =========

Net interest spread                                                                1.99%                                 1.51%
Net interest income and net interest margin                           $ 34,960     2.33%                     $25,042     1.88%
                                                                       =======                                ======


The Company's balance sheet at September 30, 1996 is generally comparable to that at December 31, 1995. Total assets have increased $217,915,000 to $2,122,168,000, while there was a net increase in the Company's loan portfolio of $203,663,000, including an increase of $210,504,000 in single family mortgages. Funds were raised primarily by retail deposits which increased $177,009,000 and by an increase of $31,000,000 in FHLB advances. The Company's reserve for possible losses was $18,265,000 at September 30, 1996, and there were thirteen foreclosed real estate properties resulting in other real estate owned with a net book value of $12,807,000.

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
-----------------------------------------------

The levels of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio, general economic conditions, and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased primarily the dollar amount and proportion of its loans secured by single family residences in 1995 and the first nine months of 1996. All of the Company's net loan growth since December 31, 1994 is represented by growth in single family home loans.

-----------------------------------------------------------

                                                            September 30,                     December 31,
                                                                                         ----------------------
                                                                  1996                 1995                  1994
                                                            -------------        -------------         -------------
Loans:
Single family (1-4 units)                                  $1,193,223,000         $983,331,000          $820,078,000
Multifamily (5+ units)                                        325,456,000          350,507,000           367,750,000
Commercial real estate                                        285,045,000          286,824,000           249,119,000
Multifamily/commercial construction                            13,510,000            9,013,000            10,658,000
Single family construction                                     31,929,000           19,349,000            14,227,000
Home equity credit lines                                       29,760,000           26,572,000            28,137,000
                                                            -------------        -------------         -------------

   Real estate mortgages subtotal                           1,878,923,000        1,675,596,000         1,489,969,000
                                                            -------------        -------------         -------------

Commercial business and other                                   6,079,000            6,667,000             8,694,000
                                                            -------------        -------------         -------------

   Total loans                                              1,885,002,000        1,682,263,000         1,498,663,000

Unearned fee income                                            (3,289,000)          (4,380,000)           (6,816,000)
Reserve for possible losses                                   (18,265,000)         (18,068,000)          (14,355,000)
                                                            -------------       --------------          ------------


   Loans, net                                              $1,863,448,000       $1,659,815,000        $1,477,492,000
                                                            =============        =============         =============

The following table presents an analysis of the Company's loan portfolio at September 30, 1996 by property type and geographic location:

                          San Francisco Los Angeles  San Diego   Other CA   Las Vegas,                          Percent
$ in thousands                 Bay Area   County      County      Areas       Nevada      Other       Total      By Type
                          --------------  ---------  ---------  ---------  ----------   -------    ---------    --------
Property Type:
Single family (1-4 units)(1)    $774,057  $255,772    $39,703    $100,155    $11,096    $42,200   $1,222,983     64.9%
Multifamily (5+ units)           141,611    67,771        441      17,434     98,199        ---      325,456     17.3%
Commercial real estate           195,343    30,308      1,063      13,480     42,454      2,396      285,044     15.1%
Construction loans                10,326    10,009        ---       1,650     23,455        ---       45,440      2.4%
Business loans                       ---     2,317      1,770         286        ---        ---        4,373      0.2%
CD backed loans/other                498       366         19         300        107        416        1,706      0.1%
                               ---------  --------   --------    --------   --------     ------    ---------    -----

   Total                      $1,121,835  $366,543    $42,996    $133,305   $175,311    $45,012   $1,885,002    100.0%
                               =========   =======     ======     =======    =======     ======    =========    =====

Percent by location                59.5%     19.4%       2.3%        7.1%       9.3%       2.4%       100.0%

(1) Includes equity lines of credit secured by single family residences and single family loans held for sale.

The Company places an asset on nonaccrual status when any installment of principal or interest is 90 days or more past due (except for loans which are judged by management to be well secured and in the process of collection, generally applicable to single family loans), or earlier if management determines the ultimate collection of all contractually due principal or interest to be unlikely. Additionally, loans restructured to defer or waive amounts due are placed on nonaccrual status and generally will continue in this status until a satisfactory payment history is achieved (generally at least six payments).

-----------------------------------------------------------

The following table presents nonaccruing loans, REO, performing restructured loans and accruing single family loans over 90 days past due at the dates indicated.


                                                                    September 30,              December 31,
                                                                                       ---------------------------
                                                                        1996                1995          1994
                                                                        ----                ----          ----
Nonaccruing loans:
   Single family                                                  $     231,000        $       ---    $        ---
   Multifamily                                                       24,851,000         23,664,000      29,049,000
   Commercial real estate                                             5,461,000         12,555,000       3,400,000
   Other                                                                 86,000            331,000         174,000
                                                                    -----------       ------------     -----------
     Total nonaccruing loans                                         30,629,000         36,550,000      32,623,000
Real estate owned ("REO")                                            12,807,000         10,198,000       8,500,000
                                                                    -----------       ------------     -----------

     Total nonaccruing assets                                        43,436,000         46,748,000      41,123,000
Performing restructured loans                                         7,377,000         12,795,000      17,489,000
                                                                    -----------        -----------    ------------

     Total nonaccruing assets and performing restructured loans     $50,813,000        $59,543,000     $58,612,000
                                                                    ===========        ===========     ===========


Accruing single family loans more than 90 days past due            $  3,638,000         $3,747,000     $ 2,587,000

Percent of Total Assets:
   Nonaccruing assets                                                     2.05%              2.46%           2.41%
   Nonaccruing assets and performing restructured loans                   2.39%              3.13%           3.43%
Ratio of reserve for possible losses to nonaccruing loans                   60%                49%             44%

At September 30, 1996, the dollar amount of the Company's nonaccruing loans and REO after chargeoffs was $43,436,000 compared to $42,879,000, at June 30, 1996 and $46,748,000 at December 31, 1995. The Northridge earthquake had a previous adverse impact on 49% of the Company's nonaccruing assets at September 30, 1996, or approximately $17,467,000 of loans and $3,623,000 of REO.

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

-----------------------------------------------------------

The following table summarizes the changes in the Company's nonaccrual loans during the third quarter of 1996. Nonaccrual loans are segmented by major geographical region and activity.

CHANGE IN NONACCRUAL
LOANS BY REGION
                                             Los Angeles             Northern
                                               County               California         Nevada             Total
                                               ------               ----------         ------             -----
Balance June 30, 1996                      $ 18,572,000           $10,006,000     $       ---       $ 28,578,000

Additions to nonaccrual loans:
   New nonaccrual loans                       3,260,000             5,820,000             ---          9,080,000

Deductions from nonaccrual loans:
   Chargeoffs to reserves                    (1,867,000)             (300,000)            ---         (2,167,000)
   Transfer to foreclosed assets             (1,625,000)           (2,600,000)            ---         (4,225,000)
   Cash proceeds received                      (556,000)              (81,000)            ---           (637,000)
                                           ------------           -----------      ----------       ------------

Balance September 30, 1996                 $ 17,784,000           $12,845,000     $       ---       $ 30,629,000
                                           ============           ===========      ==========       ============


Additions to nonaccrual loans during the third quarter of 1996 were related to five apartment loans ($3,029,000) in Los Angeles County which had been impacted by the earthquake and one single family loan ($231,000). Also, there were three apartment loans ($5,820,000) secured by properties in Northern California placed on nonaccrual as a result of increased delinquency or deteriorating performance.

Deductions from nonaccrual loans during the third quarter of 1996 resulted from chargeoffs to the Company's reserve for possible losses and foreclosures upon properties. Also, cash proceeds of $637,000 received during the third quarter of 1996 were used to reduce the carrying basis of nonaccrual loans. Chargeoffs on nonaccrual loans occur when the Company determines that the collateral value is reduced to other than temporary levels. Chargeoffs recorded in the third quarter of 1996 related both to loans which were on nonaccrual status at June 30, 1996 and to loans which were placed on nonaccrual status or transferred to REO during the third quarter. While the future collateral value of these properties may change, the Company recorded chargeoffs to reduce the carrying basis of its nonaccrual loans to the estimated current collateral value, net of selling costs (See "Impaired Loans").

As of September 30, 1996, the amounts reported for REO, nonaccruing loans, and performing restructured loans have been reduced by previous chargeoffs of $6,972,000, $8,058,000 and $328,000, respectively.

The Company's nonaccrual loans included $16,830,000 of loans on which interest payments were received during the quarter at an average payment rate of 8.4% on their recorded investment. As a result of the terms of these restructurings, such loans will be reported as nonaccrual loans until a satisfactory payment history is achieved and the Company believes its recorded investment in the loans is secure.

As of September 30, 1996, $7,377,000 of modified loans are reported as performing restructured loans. Additional loan modifications, including loan restructurings, have been completed in 1996 and additional modifications may be entered into with the Company's borrowers in future quarters.

-----------------------------------------------------------

During the third quarter of 1996, four loans totaling $4,225,000 were transferred to REO. Six REO properties and one loan (prior to foreclosure) with a remaining June 30, 1996 book value totaling $4,532,000 were sold and the Company recovered proceeds in excess of the written down basis of these properties by $1,093,000. At September 30, 1996, the Company held as REO properties seven apartment buildings, two commercial real estate properties, two single family homes, one partially completed single family construction project and one parcel of land. The Company's policy is to attempt to resolve problem assets reasonably quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as promptly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition. At September 30, 1996, the Company is actively marketing or preparing its REO properties for sale and expects to sell certain REO properties and to foreclose upon additional loans in the fourth quarter of 1996.

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

Since inception through September 30, 1996, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. The Company's cumulative single family loan loss experience is 0.06% on all loans originated. For the most recent eleven quarters from January 1, 1994 to September 30, 1996, net chargeoffs on single family loans as a percentage of average single family loans was 0.02%. As of September 30, 1996, the Company has not experienced any losses on its permanent loan portfolio secured by real estate located in the Las Vegas market. Collectively, the single family loan and Las Vegas permanent loan categories represented 74% of the Company's total loans at September 30, 1996.

As a percentage of nonaccruing loans, the reserve for possible losses was 49% at December 31, 1995 and 60% at September 30, 1996. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels. The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due and restructured loans in assessing the adequacy of its total reserves. In addition, the Company follows procedures for reviewing and grading all of the larger income property loans in its portfolio on a periodic basis. Based predominately upon that continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

-----------------------------------------------------------

Although substantially all nonaccrual loans and loans that were adversely affected by the earthquake have been reduced to their currently estimated collateral fair value (net of selling costs) at September 30, 1996, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                           Nine Months Ended                  Year Ended
                                                             September 30,                    December 31,
                                                                                   --------------------------------
                                                                 1996                  1995                 1994
                                                             ------------          ------------         -----------
Reserve for Possible Losses:
Balance beginning of period                                  $ 18,068,000          $ 14,355,000        $ 12,657,000

Provision charged to expense                                    5,088,000            14,765,000           9,720,000

Reserve from purchased loans                                          ---                   ---              34,000

Chargeoffs on originated loans:
   Single family                                                 (277,000)              (14,000)           (210,000)
   Multifamily                                                 (5,265,000)           (9,314,000)         (7,177,000)
   Commercial real estate                                        (406,000)           (2,163,000)           (695,000)
   Commercial business and other loans                            (21,000)              (48,000)            (79,000)
   Construction loans                                                ---               (353,000)                ---

Recoveries on originated loans:
   Single family                                                     ---                  3,000              11,000
   Multifamily                                                    206,000               765,000             119,000
   Commercial real estate                                         824,000                30,000                 ---
   Commercial business and other loans                             46,000                54,000              15,000

Acquired loans:
   Chargeoffs                                                         ---               (22,000)            (47,000)
   Recoveries                                                       2,000                10,000               7,000
                                                             ------------          ------------         -----------

Total chargeoffs, net of recoveries                            (4,891,000)          (11,052,000)         (8,056,000)
                                                             ------------          ------------         ------------

Balance end of period                                      $   18,265,000        $   18,068,000        $ 14,355,000
                                                            =============         =============         ===========


Average loans for the period                               $1,787,592,000        $1,591,827,000      $1,379,640,000
Total loans at period end                                   1,885,002,000         1,682,263,000       1,498,663,000

Ratios of reserve for possible losses to:
   Total loans                                                      0.97%                 1.07%               0.96%
   Nonaccruing loans                                                  60%                   49%                 44%
   Nonaccruing loans and performing restructured loans                48%                   37%                 29%
   Net chargeoffs to average loans                                  0.36%*                0.69%               0.58%


----------
*Annualized

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

In accordance with the disclosures guidelines of SFAS No. 114, the following table shows the recorded investment in impaired loans and any related SFAS No. 114 allowance for losses at September 30, 1996. An impaired loan has a specific amount of the Company's reserves (allowance for losses) assigned to it whenever the collateral's fair value, net of selling costs, is less than the Company's recorded investment in the loan, after amounts charged off to reserves are deducted. Generally, impaired loans not requiring a special allowance under SFAS No. 114 have already been written down or have a net collateral fair value which exceeds the loan balance.

--------------------------

                                                                                                           Related
                                                                               Recorded               SFAS No. 114
                                                                          Investment in              Allowance for
                                                                         Impaired Loans                     Losses
                                                                         --------------              -------------
Impaired loans requiring a SFAS No. 114 allowance:
   Single Family                                                            $   231,000                $    23,000
   Multifamily                                                                6,644,000                    359,000
   Commercial Real Estate                                                     1,149,000                    258,000
   Other                                                                        103,000                     17,000
                                                                            -----------                -----------


                                                                            $ 8,127,000                $   657,000
                                                                            -----------                ===========

Impaired loans not requiring a SFAS No. 114 allowance:
   Multifamily                                                               21,819,000
   Commercial Real Estate                                                     8,060,000
   Other                                                                            ---
                                                                            -----------

                                                                             29,879,000
                                                                             ----------

Total                                                                       $38,006,000
                                                                            ===========

The $29,879,000 of loans reported as impaired loans not requiring a SFAS No. 114 allowance are classified in this manner because, as of September 30, 1996, the recorded investments in these loans have been reduced to their collateral fair value, net of selling costs, by $8,386,000 of specific chargeoffs to the Company's reserves. At September 30, 1996, the Company has designated $57,000 of its reserves to protect against contingent liabilities on certain of these impaired loans, while the ultimate amount of payment, if any, is being contested.

Total interest income recognized on loans designated as impaired for the third quarter and nine months ended September 30, 1996 was $266,000 and $878,000 respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the third quarter of 1996 was approximately $37,000,000.

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

Item 5.             Other Information
                    -----------------

                    Not Applicable

Item 6.             Exhibits and Reports on Form 8-K
                    --------------------------------

                    A.  Exhibit 11  Statement  of  Computation of  Earnings  Per
                        Share.

                    B. On October 18, 1996, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on October 17, 1996 to the business community of its earnings for the quarter and nine months ended September 30, 1996.

                    C. On November 4, 1996, the Company filed a form 8-K relating to Item 5 therein, covering the completion, as planned, on October 31, 1996 of the merger of First Republic Thrift & Loan, a wholly owned subsidiary, into First Republic Savings Bank, also a wholly owned subsidiary.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           FIRST REPUBLIC BANCORP INC.



Date:       November 13, 1996
                                                  /s/KATHERINE AUGUST-DEWILDE
                                                  ---------------------------
                                                     KATHERINE AUGUST-DEWILDE
                                                     Executive Vice President





Date:       November 13, 1996                     /s/WILLIS H. NEWTON, JR.
                                                  ------------------------
                                                     WILLIS H. NEWTON, JR.
                                                     Sr. Vice President and
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)