Form 10-K405
period 1996-12-31
FIRST REPUBLIC BANCORP INC
filed 1997-03-20
CIK 770975

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER: 0-15882

                               ----------------

                          FIRST REPUBLIC BANCORP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       94-2964497
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       (IDENTIFICATION NO.)
        388 MARKET STREET, 2ND FLOOR,                              94111
              SAN FRANCISCO, CA                                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 392-1400

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:           NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $.01 par value                                                    New York Stock Exchange
7 1/4% Convertible Subordinated Debentures Due 2002                                       and
8 1/2% Subordinated Debentures Due 2008                                         Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by Check Mark Whether the Registrant (1) Has Filed All Reports Required to Be Filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 During the Preceding 12 Months (Or for Such Shorter Period That the Registrant Was Required to File Such Reports), and (2) Has Been Subject to Such Filing Requirements for the past 90 Days. Yes [X] No [_]

  Indicate by Check Mark If Disclosure of Delinquent Filers Pursuant to Item 405 of Regulation S-k Is Not Contained Herein, and Will Not Be Contained, to The Best of Registrant's Knowledge, in Definitive Proxy or Information Statements Incorporated by Reference in Part III of this Form 10-K or Any Amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non affiliates of the registrant, based on the closing price of $23.625 for such stock on March 3, 1997 was $198,553,000.

  The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 3, 1997 was 8,925,980.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated in Parts II and IV of the Form 10-K.

  Portions of the Registrant's definitive proxy statement for its annual meeting of stockholders to be held on April 30, 1997 (which has been filed with the Commission within 120 days of the registrant's last fiscal year end) are incorporated in Part III of this Form 10-K.

  The index to Exhibits appears on page 34.

================================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL

  First Republic Bancorp Inc. ("First Republic" and with its subsidiary, the "Company") is a financial services holding company operating in California and Nevada. First Republic conducts its business primarily through a Nevada-chartered, FDIC-insured, thrift company subsidiary, First Republic Savings Bank (the "Bank").

  The Company is engaged in originating real estate secured loans for retention in the portfolio of the Bank. In addition, the Company originates mortgage loans for sale to institutional investors in the secondary market. The Company also generates fee income by servicing mortgage loans for such institutional investors and other third parties. The Bank's depository activities and advances from the Federal Home Loan Bank of San Francisco (the "FHLB") are its principal source of funds with loan principal repayments, sales of loans and capital contributions and advances from First Republic as supplemental sources. The Company's loan and deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles Area, and San Diego County, California and in Las Vegas, Nevada. The San Francisco Bay Area, Los Angeles Area and San Diego County are among the wealthiest areas in California as measured by average housing costs and income per family. Las Vegas has been growing rapidly and has experienced significant inward migration as well as internal business growth.

  On October 31, 1996, the Company completed the merger of its California thrift and loan subsidiary, First Republic Thrift & Loan, into First Republic Savings Bank, in order to achieve certain operational efficiencies. Additionally, the Company intends to pursue a change in the legal charter of its subsidiary from a thrift and loan charter to a commercial bank charter. Such a charter change would allow the Company to provide additional services, including traditional (demand deposit) checking accounts to additional customers. The Company is also considering the concurrent merger of the holding company into its operating subsidiary, if such subsidiary is converted to a commercial bank. Each of these potential corporate reorganizations is subject to regulatory approval and the Company's review of various business considerations and federal and state laws; the holding company merger is also subject to stockholder approval. There can be no assurance that any of the foregoing contemplated reorganizations will be accomplished.

  Certain statements in this Annual Report on Form 10-K and the Company's Management Discussion and Analysis incorporated by reference to the Annual Report to Stockholders include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking and mortgage lending industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Francisco and Los Angeles Counties and in the home mortgage lending industry; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on page 14 herein and other risk factors discussed elsewhere in this Report.

  On February 28, 1997, the Company announced that a Notice of Redemption was sent to the holders of all bonds outstanding under the First Republic Bancorp Inc. 7 1/4% Convertible Subordinated Debentures Due 2002. The Notice of Redemption stated that on March 31, 1997, the redemption date, a redemption price of 103% of the par amount of the bonds plus accrued interest through March 30, 1997 will be paid to holders of bonds which have not been previously converted. The conversion feature of these bonds expires at 5:00 P.M. New York time on March 31, 1997 and the conversion price is approximately $13.67. At December 31, 1996, there were $30.7 million of convertible subordinated debentures outstanding; however, as a result of additional conversions in 1997, the balance outstanding was $14.3 million at February 28, 1997. Although the Company expects that substantially all of the convertible subordinated debentures will convert to common stock, the Company is prepared to redeem any bonds presented for repayment.

LENDING ACTIVITIES

  The Company's loan portfolio primarily consists of loans secured by single family residences, multifamily buildings and seasoned commercial real estate properties. Currently, the Company's strategy is to focus on the origination of single family mortgage loans and to limit the origination of multifamily and commercial mortgage loans. A substantial portion of single family loans have been originated for sale in the secondary market, whereas historically a small percentage of apartment and commercial loans has been sold. From its inception in 1985 through December 31, 1996, the Company originated approximately $5.8 billion of loans, of which approximately $4.1 billion have been single family home loans; approximately $2.0 billion of loans have been sold to investors.

  The Company has emphasized the retention of adjustable rate mortgages ("ARMs") in its loan portfolio. At December 31, 1996, over 87% of the Company's loans were adjustable rate or were due within one year. If interest rates rise, payments on ARMs increase, which may be financially burdensome to some borrowers. Subject to market conditions, however, the Company's ARMs generally provide for a life cap that is 5% to 6% above the initial interest rate as well as periodic caps on the rates to which an ARM can increase from its initial interest rate, thereby protecting borrowers from unlimited interest rate increases. Also, the ARMs offered by the Company often carry fixed rates of interest during the initial period of from one to twelve months which are below the rate determined by the index at the time of origination plus the contractual margin. Certain ARMs contain provisions for the negative amortization of principal in the event that the amount of interest and principal due is greater than the required monthly payment. Generally, the Company underwrites the ability of borrowers to make payments at a rate in excess of the fully accrued interest rate, which is well above the initial start rate on negative amortization loans. The amount of any shortfall is added to the principal balance of the loan to be repaid through future monthly payments, which could cause increases in the amount of principal owed by the borrower over that which was originally advanced. At December 31, 1996, the amount of loans with the potential for negative amortization held by the Company was approximately 21% of total loans and the amount of loans which had actually experienced increases in principal balance since origination was approximately 4% of total loans. Of the Company's loans which have experienced an increase in principal since origination, the average increase was 1.5% of the original principal balances.

  The Company focuses on originating loans secured by a limited number of property types, located in specific geographic areas. The Company's loans are of sufficient average size to justify executive management's involvement in most transactions. The Company's Executive Loan Committee (which consists of the President, the Executive Vice President/Chief Operating Officer, the Executive Vice President-Nevada, the Vice President/Chief Credit Officer and other officers and underwriting officers) reviews all loan applications and approves all loan originations. Certain larger loans are approved by the Bank's Director Loan Committee or the Bank's Board of Directors prior to funding. Substantially all properties are visited by the originating loan officer, and generally, an additional visit is made by one of the members of the Executive Loan Committee, prior to loan closing. Approximately 75% of the Company's loans are secured by properties located within 25 miles of one of the Company's offices.

  The Company utilizes third-party appraisers for appraising the properties on which it makes loans. These appraisers are chosen from a small group of appraisers approved by the Company for specific types of properties and geographic areas. In the case of single family home loans in excess of $1,100,000, two appraisals are generally required, when the loan-to-value ratio is greater than 65%, and the Company utilizes the lower of the two appraised values for underwriting purposes. The Company's focus on loans secured by a limited number of property types located in specific geographic areas enables management to maintain a continually updated knowledge of collateral values in the areas in which the Company operates. The Company's policy generally is to seldom exceed an 80% loan-to-value ratio on single family loans without mortgage insurance. Loan-to-value ratios decline as the size of the loan increases. Under the Company's policies, an appraisal is obtained on all multifamily and commercial loans and the loan-to-value ratios generally do not exceed 75% for multifamily and commercial real estate loans.

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

  Since 1992, the Company has implemented procedures requiring annual or more frequent asset reviews of its larger multifamily and commercial real estate loans. As part of these asset review procedures, recent financial statements on the property and/or borrower are analyzed to determine the current level of occupancy, revenues and expenses as well as to investigate any deterioration in the value of the real estate collateral or in the borrower's financial condition since origination or the last review. Upon completion, an evaluation or grade is assigned to each loan. These asset review procedures provide management with additional information for assessing its asset quality.

  At December 31, 1996, single family real estate secured loans, including home equity loans, represented $1,260,039,000 or 66% of the Company's loan portfolio. Approximately 62% of the Company's single family loans were in the San Francisco Bay Area, approximately 21% were in the Los Angeles area, approximately 3% were in San Diego County, and approximately 8% were in other areas of California. The Company's strategy includes lending to borrowers who are successful professionals, business executives, or entrepreneurs and who are buying or refinancing homes in metropolitan communities. Many of the borrowers have high liquidity and substantial net worths, and are not first-time home buyers. Additionally, the Company offers specific loan programs for first time home buyers and borrowers with low- to moderate-incomes. The Company's single family loans are secured by single family detached homes, condominiums, cooperative apartments, and two-to-four unit properties. At December 31, 1996, the average single family loan amount, excluding equity lines of credit, was approximately $607,000 and the approximate average loan-to-value ratio was 68%, using appraised values at the time of loan origination and current loan balances outstanding.

  Due to the Company's focus on upper-end home mortgage loans, the number of single family loans originated is limited (approximately 1,100 for 1996), allowing the loan officers and executive management to apply the Company's underwriting criteria and service to each loan. Repeat customers or their direct referrals account for the most important source of the loans originated by the Company.

  At December 31, 1996, loans secured by multifamily properties totaled $320,715,000, or 17% of the Company's loan portfolio. The loans are predominantly on older buildings in the urban neighborhoods of San Francisco and Los Angeles and more recently constructed properties in Las Vegas. Approximately 43% of the properties securing the Company's multifamily loans were in the San Francisco Bay Area, approximately 21% were in Los Angeles County, approximately 5% were in other California areas and approximately 31% were in Clark County (Las Vegas). In the last six months of 1995 and throughout 1996, the Company has reduced the amount of new originations for loans secured by multifamily properties located in California. The buildings are generally seasoned operating properties with proven occupancy, rental rates and expense levels. The neighborhoods tend to be densely populated; the properties are generally close to employment opportunities; and rent levels are generally low to moderate. Typically, the borrowers are property owners who are experienced at operating such type of buildings. At December 31, 1996, the average multifamily mortgage loan size was approximately $1,005,000 and the approximate average loan-to-value ratio was 68%, using the most current appraised values and the current loan balances outstanding.

  The Company has engaged in commercial real estate lending from its formation in 1985; however, since 1992, in response to economic conditions, the Company has originated a limited amount of commercial real estate loans. The Company has made a limited amount of commercial real estate construction loans. The real estate securing the Company's existing commercial real estate loans includes a wide variety of property types, such as office buildings, smaller shopping centers, owner-user office/warehouses, residential hotels, motels, mixed-use residential/commercial, and retail properties. At the time of loan closing, the properties are generally completed and occupied. They are generally older properties located in metropolitan areas with approximately 67% in the San Francisco Bay Area, approximately 12% in Los Angeles County, approximately 5% in other California areas and approximately 15% in Las Vegas. At December 31, 1996, the average loan size was approximately $1,100,000 and the approximate average loan-to-value ratio was 60%, using the most current appraised values and the current balances outstanding. The total amount of such loans outstanding on December 31, 1996, was $285,141,000, or 15% of the Company's loan portfolio.

  Since May 1990, the Company has originated construction loans secured by single family for sale homes and multifamily residential properties and permanent mortgage loans primarily secured by multifamily and commercial real estate properties in the Las Vegas, Nevada vicinity. In 1996, such loan originations were approximately $55,873,000 and approximately $54,076,000 of such loans were repaid, compared to approximately $86,300,000 of loan originations and $51,300,000 of such loans that were repaid in 1995. Generally, residential construction loans are short-term in nature and are repaid upon completion or ultimate sale of the properties. At December 31, 1996, the outstanding balance of the Company's Las Vegas construction loans was $19,033,000, or 1.0% of total loans. Construction loans are made in Las Vegas by an experienced lending team. The Company's Board of Directors has approved a current limit of 75% of consolidated equity, or $94,808,000, of total commitments on single family for sale tracts and a maximum outstanding balance of $5,000,000 at any time per development. Total outstanding single family for sale construction loans on 17 separate projects were $14,847,000 at December 31, 1996 with total additional committed loan amounts of $9,803,000. At December 31, 1996, the Company had loans to two separate borrowers on two separate multifamily properties under construction in Las Vegas with a balance outstanding of $1,340,000 and has issued permanent take-out commitments of up to $11,020,000 on these multifamily projects, conditioned upon the completion of construction, satisfactory occupancy and rental rates, and certain other requirements. The Company had loans to three separate borrowers on three separate commercial real estate projects under construction in Las Vegas with a balance outstanding of $2,846,000 and has issued permanent takeout commitments of up to $5,150,000 on two of these projects, conditioned upon the completion on of construction, satisfactory occupancy and debt service coverage, and certain other requirements.

  For Nevada construction loans, a voucher system is used for all disbursements. For each disbursement, an independent inspection service is utilized to export the progress and percentage of completion of the project. In addition to these inspections, regular biweekly inspections of all projects are performed by senior management of the Bank. Checks are made payable to the various subcontractors and material suppliers, after they have waived their labor and/or material lien release rights. The request for payment, via vouchers, is compared to the individual line item in the approved construction budget to ensure that the disbursements do not exceed the percentage of completion as reported by a third party inspection service. All vouchers must be approved by management prior to being processed for payment.

  Since 1991, the Company has purchased loans, including seasoned performing multifamily and commercial real estate loans. All such purchased loans meet the Company's normal underwriting standards, and are generally located in the Company's primary lending areas. Prior to the purchase of loans, management conducts a property visit and applies the Company's underwriting procedures as if a new loan were being originated. Total loans purchased by the Company, which were primarily single family real estate loans, were $8,208,000 in 1994 and $8,041,000 in 1995.

  Since 1989, the Bank has offered a home equity line of credit program, with loans secured by first or second deeds of trust on owner-occupied primary residences. Most of these lines are in a secured position behind a first mortgage loan originated by the Bank. At December 31, 1996, the outstanding balance due under home equity lines of credit was $35,497,000 and the unused remaining balance was $55,675,000. These loans carry interest rates which vary with the prime rate and may be drawn down and repaid during the first 10 years, after which the outstanding balance converts to a fully-amortizing loan for the next 15 years.

  Commercial business loans are generally secured by a mix of real estate, equipment, inventory and receivables, are primarily adjustable rate in nature, and are typically made to small businesses. These loans generally have maturities of 60 months. The yields on these small business loans are typically greater than the yields on real estate secured loans, and the difference in such yields reflects a marketplace assessment of the relative risks to the lender associated with each type of loan. At December 31, 1996, the Company had approximately 190 commercial business loans with an aggregate balance of $2,434,000, which accounted for less than 1% of the Company's loan portfolio. Additionally, certain of the Company's deposit customers have obtained loans which are fully secured by their certificate of deposit balances. These loans totalled $625,000 at December 31, 1996.

  The following table presents an analysis of the Company's loan portfolio at December 31, 1996 by property type and geographic location. The table does not include amounts which the Company is committed to lend but which are undisbursed.

                         SAN FRANCISCO LOS ANGELES SAN DIEGO LAS VEGAS,
                           BAY AREA      COUNTY     COUNTY     NEVADA   OTHER  TOTAL   PERCENT
                         ------------- ----------- --------- ---------- -----  ------  -------
                                                   ($ IN MILLIONS)
Property Type:
 Single family(1).......    $  786        $267        $40       $ 10    $157   $1,260     66%
 Multifamily............       137          68         --        100      16      321     17%
 Commercial.............       191          33          1         44      16      285     15%
 Construction...........        11          11         --         19       3       44      2%
 Other..................         5           3          2          1       2       13     --%
                            ------        ----        ---       ----    ----   ------    ---
   Total................    $1,130        $382        $43       $174    $194   $1,923    100%
                            ======        ====        ===       ====    ====   ======    ===
Percent by location.....        59%         20%         2%         9%     10%     100%

--------
(1) Includes equity lines of credit secured by single family residences.

MORTGAGE BANKING OPERATIONS

  In addition to originating loans for its own portfolio, the Company participates in secondary mortgage market activities by selling whole loans and participations in loans to FNMA and FHLMC and various institutional purchasers such as insurance companies, mortgage conduits and other financial institutions. Mortgage banking operations are conducted primarily by the Bank. Secondary market sales allow the Company to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which the Company does not choose to retain in its loan portfolio.

  The following table sets forth the amount of loans originated and purchased by the Company and the amount of loans sold to institutional investors in the secondary market.

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
MORTGAGE BANKING ACTIVITY:
 Loans originated................................... $848,278 $584,388 $784,486
 Loans purchased....................................       --    8,041    8,208
                                                     -------- -------- --------
  Total loans originated and purchased.............. $848,278 $592,429 $792,694
                                                     ======== ======== ========
 Loans sold......................................... $172,769 $ 99,232 $216,951

  The secondary market for mortgage-backed loans is comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, the Company tailors certain real estate loan programs to meet the specifications of particular institutional investors. The Company retains a portion of the loan origination fee (points) paid by the borrower and receives annual servicing fees as compensation for retaining responsibility for the servicing of all loans sold to institutional investors. See "--Loan Servicing." The sale of substantially all loans to institutional investors is nonrecourse to the Company. From its inception, through December 31, 1996, the Company has sold approximately $2.0 billion of loans to investors, substantially all nonrecourse, and has retained the servicing on all such loans sold except for a limited amount of FHA/VA loans sold servicing released.

  The Company sold loans to eight institutional investors in 1994, to six institutional investors in 1995, and to nine institutional investors in 1996. The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and the Company's relationship with the institutional investor. The majority of the Company's sales of multifamily and commercial real estate loans have been made pursuant to individually negotiated whole loan or participation sales agreements for individual loans or for a package of such loans. In the case of single family residential loans, the Company obtains in advance formal commitments under which the investors are committed to purchase up to a specific dollar amount of whole loans over a specified period of time. The terms of the commitments vary with each institutional investor and generally range from two months to one year. The fees paid for such commitments also vary with each investor and by the length of such commitment. Loans are classified as held for sale when the Company is waiting for purchase by an investor under a flow program or is negotiating for the sale of specific loans which meet selected criteria to a specific investor.

  Underwriting criteria established by investors in adjustable and fixed rate single family residential loans generally include the following: maturities of 15 to 30 years, a loan-to-value ratio no greater than 90% (which percentage generally decreases as the size of the loan increases and is limited to 80% unless there is mortgage insurance on the loan), the liquidity of the borrower's other assets and the borrower's ability to service the debt out of income. Interest rates on adjustable rate loans are adjusted semiannually or annually primarily on the basis of either the One-Year Treasury Constant Maturity Index, the 12 Month Moving Average of the One-Year Treasury Index, or the Eleventh District Federal Home Loan Bank Board Cost of Funds Index. Some loans may be fixed for an initial period from 3 to 10 years and become adjustable thereafter. Except for the amount of the loan, the underwriting standards of the investors generally conform to certain requirements established by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Underwriting criteria established by investors in multifamily and commercial real estate loans generally include the following: maturities of 10 to 30 years, with a 25 to 30 year amortization schedule, a loan-to-value ratio no greater than 75% and a minimum debt coverage ratio (based on the property's cash flow) of 1-to-1. Loans sold in the secondary market are generally secured by a first deed of trust.

LOAN SERVICING

  The Company has retained the servicing on all non-government loans sold to institutional investors, thereby generating ongoing servicing revenues. Also, in 1991 and prior years it purchased mortgage servicing rights on the open market. The Company's mortgage servicing portfolio was $799.5 million and $804.9 million at December 31, 1996 and 1995, respectively. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections as required of the mortgaged property, collecting amounts due from delinquent mortgagors, supervising foreclosures in the event of unremedied defaults and generally administering the loans for the investors to whom they have been sold. Management believes that the quality of its loan servicing capability is a factor which permits it to sell its loans in the secondary market and to purchase servicing rights at competitive prices.

  The Company receives fees for servicing mortgage loans, ranging generally from 0.125% to 0.75% per annum on the declining principal balances of the loans. The average service fee collected by the Company was

0.34% for 1996, 0.37% for 1995 and 0.36% for 1994. Servicing fees are collected and retained by the Company out of monthly mortgage payments. The Company's servicing portfolio is subject to reduction by reason of normal amortization and prepayment or liquidation of outstanding loans. A significant portion of the loans serviced by the Company have outstanding balances of greater than $200,000, and at December 31, 1996 approximately 56% were adjustable rate mortgages. The weighted-average mortgage loan note rate of the Company's servicing portfolio at December 31, 1996 was 7.74% for ARMs and 7.67% for fixed rate loans. Many of the existing servicing programs provide for full payments of principal and interest to be remitted by the Company, as servicer, to the investor, whether or not received from the borrower. Upon ultimate collection, including the sale of foreclosed property, the Company is entitled to recover any such advances plus late charges prior to payment to the investor.

  Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65". SFAS No. 122 requires that the rights to service mortgage loans for others be recognized as a separate asset, however those servicing rights are acquired. The total cost of originating or purchasing mortgage loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value of the mortgage servicing rights is determined based on valuation techniques utilizing discounted cash flows incorporating assumptions that market participants would use. During 1996, the Company sold $172,769,000 of loans and recorded $1,495,000 as the value of the servicing rights on those loans. The recorded value of mortgage servicing rights is amortized over the period of estimated net servicing income.

  SFAS No. 122 also requires the assessment of all capitalized mortgage servicing rights for impairment based on current fair value of those rights. The carrying value of mortgage servicing rights is periodically measured based on the actual prepayment experience and market factors; writedowns and adjustments in the amortization rates are made when an impairment is indicated. For purposes of evaluating and measuring impairment, the Company stratifies mortgage servicing rights based on the type and interest rates of the underlying loans. Impairment is measured as the amount by which the mortgage servicing rights for a stratum exceed their fair value.

  At December 31, 1996, mortgage servicing rights of $1,397,000 are included in the Company's balance sheet as "Other Assets" as compared to $449,000 at December 31, 1995. Amortization of the carrying value of mortgage servicing rights totalled $548,000 in 1996, $358,000 in 1995, and $687,000 in 1994.

  When interest rates are low, the rate at which mortgage loans are repaid tends to increase as borrowers refinance fixed rate loans to lower rates or convert from adjustable rate to fixed rate loans. Low rates also increase housing affordability, stimulating purchases by first time home buyers and trade up transactions by existing homeowners. With the higher level of general market rates of interest, including the rates for fixed rate mortgage loans, which occurred throughout 1994, the Company experienced a reduced volume of loan originations, loan sales, gain on sale of loans and repayments of loans serviced as compared to 1993. As interest rates decreased in 1995 and the yield curve became very flat, the Company experienced an increase in the repayment of loans in its loan servicing portfolio which, coupled with a lower volume of new ARM originations and loan sales, resulted in a lower level of loans serviced at December 31, 1995 than at December 31, 1994. During 1996, new loan sales approximately equaled repayments of loans in the servicing portfolio. See "--Asset and Liability Management."

  The following table sets forth the dollar amounts of the Company's mortgage loan servicing portfolio at the dates indicated, the portion of the Company's loan servicing portfolio resulting from loan originations and purchases, respectively, and the carrying value of mortgage servicing rights as a percentage of loans serviced. Although the Company intends to maintain or increase the size of its servicing portfolio, such growth will depend on market conditions including the future level of loan originations, sales and prepayments.

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                       ($ IN THOUSANDS)
   Loan Servicing Portfolio:
     Loans originated by the Company and sold.... $761,604  $758,538  $783,102
     Purchased mortgage servicing rights.........   37,896    46,318    60,042
                                                  --------  --------  --------
       Total..................................... $799,500  $804,856  $843,144
                                                  ========  ========  ========
   Mortgage servicing rights..................... $  1,397  $    449  $    793
   Mortgage servicing rights as a percentage of
    loans serviced...............................     01.7%     0.06%     0.09%

INVESTMENTS

  The Company purchases short-term money market instruments as well as U.S. Government securities and other mortgage-backed securities ("MBS") in order to maintain a reserve of liquid assets to meet liquidity requirements and as alternative investments to loans. The Company has generated agency MBS by originating qualifying adjustable rate mortgage loans for sale to the agencies and pooling such loans into securities. At December 31, 1996, the Company's investment portfolio included the following securities in the proportions listed: U.S. Government--14%; agency MBS--19%; and other MBS--59%.

  At December 31, 1996, the Company's investment portfolio totalled $156,572,000 (7.3% of total assets) as compared to $140,913,000 (7.4% of total assets) at December 31, 1995. The securities in the Company's investment portfolio at December 31, 1996 had contractual maturities generally ranging from eight to thirty years.

  The following table provides the remaining contractual principal maturities and yields (taxable-equivalent basis) of debt securities within the investment portfolio at December 31, 1996. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. At December 31, 1996, there were no debt securities classified as available for sale or held to maturity owned by the Company with a contractual principal maturity of five years or less.

                                           REMAINING CONTRACTUAL PRINCIPAL MATURITY
                                          -------------------------------------------
                                 WEIGHTED    AFTER 5 YEARS         AFTER 10 YEARS
                          TOTAL  AVERAGE  --------------------  ---------------------
                         AMOUNT   YIELD     AMOUNT     YIELD      AMOUNT      YIELD
                         ------- -------- ---------- ---------  ----------- ---------
                                              ($ IN THOUSANDS)
Available for Sale Debt
 Securities:
 U.S. Government........ $22,157   7.85%  $11111,176     7.74%  $    20,981     7.86%
 Agency MBS.............  29,455   6.69%         --       --         29,455     6.69%
 Other MBS..............  39,137   7.60%         --       --         39,137     7.60%
                         -------   ----   ---------- --------   ----------- --------
    Total Basis (Cost).. $90,749   7.37%  $    1,176     7.74%  $    89,573     7.36%
                         =======   ====   ========== ========   =========== ========
Estimated Fair Value.... $91,083          $    1,185            $    89,898
                         =======          ==========            ===========
Held to Maturity
 Debt Securities at
  Cost:
  Other MBS............. $52,899   7.41%  $      --       -- %  $    52,899     7.41%
                         =======   ====   ========== ========   =========== ========
  Estimated Fair Value.. $52,723          $      --             $    52,723
                         =======          ==========            ===========

  At December 31, 1996, the Company owned a portfolio of adjustable rate perpetual preferred stocks, which have no stated maturities and therefore are classified as available for sale; these securities, which are considered equity securities, had an original cost of $13,488,000, a fair value of $12,590,000, and a tax adjusted yield of 8.93% at December 31, 1996.

  At December 31, 1996, 85% of the investment securities were adjustable, with rates which were generally subject to change monthly, quarterly or semiannually and varied according to several interest rate indices. Yields have been calculated by dividing the projected interest income at current interest rates, including discount or premium, by the carrying value. Most of the securities having maturities exceeding 10 years are adjustable
U.S. Government guaranteed loan pools, agency MBS and other MBS which, as a class, have actual maturities substantially shorter than their contractual maturities.

FUNDING SOURCES

  The Bank obtains funds from depositors by offering NOW checking, money market, or passbook accounts and term certificates of deposits. The Bank's accounts are federally insured by the FDIC up to the legal maximum. Prior to 1996, the Bank typically offered somewhat higher interest rates to its depositors than do most full service financial institutions. At the same time, it minimizes the cost of maintaining these accounts by not offering high operating cost services such as full-service (demand deposit) checking, safe deposit boxes, money orders, ATM access and other traditional retail services. This limited product operation has resulted in substantial cost savings which have exceeded the differential interest rates paid. The Bank effects deposit withdrawals by issuing checks rather than disbursing cash, which minimizes operating costs associated with handling and storing cash, of which it does none. In addition, the Bank does not actively solicit certificate of deposit accounts of less than $5,000.

  The Bank advertises in local newspapers to attract deposits; and since 1988, the Bank has performed a limited direct telephone solicitation of potential institutional depositors such as credit unions, small commercial banks, and pension plans. At December 31, 1996, no individual depositor or source of deposits represented 0.2% or more of the Bank's deposits.

  Prior to mid-1992, the Bank utilized certificates of deposit with a balance of $100,000 or more, generally having maturities in excess of six months, to fund a portion of its assets. Existing bank regulations define brokered deposits, jumbo certificates and borrowings with a maturity of less than one year as "volatile liabilities." Volatile liabilities are compared to cash, short-term investment and investments which mature within one year ("liquid assets") to calculate the volatile liability "dependency ratio," a measure of regulatory liquidity. The level of such liquid assets should generally be higher in comparison with volatile liabilities if a financial institution has large negotiable liabilities like checking accounts, substantial future lending or off-balance sheet commitments, or a history of significant asset growth.

  Since mid-1992, the Bank has significantly altered its volatile liability dependency ratio by maintaining a reduced level of larger certificates of deposit and a higher level of cash and investments relative to its short-term borrowings. At December 31, 1996, the Bank's cash and investments exceeded its volatile liabilities by $94,873,000. The Bank has adopted a policy to limit the acceptance of larger certificates of deposit. During 1996 and 1995, the Bank accepted a small amount of brokered deposits; the total of all brokered deposits at December 31, 1996 was $386,000, representing 0.03% of total deposits. At December 31, 1996, the Bank's certificates of deposit $100,000 or more totalled $84,946,000 of which $80,896,000, or 95%, were from retail consumer depositors. For the Bank, average remaining maturity of all certificates of deposit was approximately 9.1 months and the average certificate of deposit amount per account was approximately $31,000 at December 31, 1996.

  The following table shows the maturity of the Bank's certificates of $100,000 or more at December 31, 1996.

                                                                ($ IN THOUSANDS)
   Remaining maturity:
   Three months or less........................................     $18,994
    Over three through six months..............................      13,469
    Over six through 12 months.................................      30,157
    Over 12 months.............................................      22,326
                                                                    -------
   Total.......................................................     $84,946
                                                                    =======
   Percent of total deposits...................................        6.28%

  The Bank also utilizes term FHLB advances and, to a lesser extent, repurchase agreements, as funding sources. Since August 1990, the Company has utilized term FHLB advances as an alternative to deposit gathering to fund its assets. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of the Bank. At December 31, 1996, total FHLB advances outstanding were $591,530,000. Of this amount, $566,530,000, or 96%, had an original maturity of 10 years or longer. The longer-term advances provide the Company with a stable primarily adjustable rate funding source for assets with longer lives. See "--Asset and Liability Management."

  The following table sets forth certain information with respect to the Company's short-term borrowings at the dates indicated.

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                        ($ IN THOUSANDS)
   Short-Term Borrowings(1):
   FHLB advances-short-term........................  $   --   $ 4,000  $   --
   Repurchase agreements(2)........................      --       --       --
                                                     -------  -------  -------
     Total.........................................  $   --   $ 4,000  $   --
                                                     =======  =======  =======
   Maximum amount outstanding at any month-end
   during period...................................  $24,600  $30,000  $18,715
   Average amount outstanding during period........    5,402    5,249    2,528
   Average rate on short-term borrowings-in period.     5.45%    6.22%    3.66%

--------
(1) The amounts shown at the dates indicated are not necessarily reflective of the Company's activity in short-term borrowings during the periods.

(2) See Note 7 of Notes to Consolidated Financial Statements for a discussion of general terms relating to repurchase agreements.

ASSET AND LIABILITY MANAGEMENT

  The Company seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company's strategy is to manage the rate sensitivity and maturity balance of its interest-earning assets and interest-bearing liabilities by emphasizing the origination and retention of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company has established a program to obtain deposits by offering generally six month to five-year term certificates of deposit for the purpose of providing funds for adjustable rate mortgage loans with repricing periods of six months or more and for other matching term maturities.

  The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities at December 31, 1996. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline; this is the Company's position as of December 31, 1996 for the three months and less and the three to six months categories, in accordance with its current policy of having more assets than liabilities reprice for these periods. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment generally will inhibit earnings and declining rates will serve to enhance earnings. The table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at December 31, 1996.

                 ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                         MATURING OR ADJUSTING DURING
                    PERIODS SUBSEQUENT TO DECEMBER 31, 1996

                                                                                              NON-
                                     3 MONTHS    3 TO 6    6 TO 12     1 TO 2       OVER    INTEREST
                          IMMEDIATE  OR LESS     MONTHS    MONTHS       YEARS     2 YEARS   SENSITIVE     TOTAL
                          --------- ----------  --------  ---------   ---------   --------  ---------   ----------
                                                         ($ IN THOUSANDS)
Assets:
Loans(1)................   $   --   $1,033,666  $558,455  $  94,817   $  28,174   $208,337  $     --    $1,923,449
Securities..............       --      107,916    40,850     17,315         --      23,140        --       189,221
Cash and short-term
 investments............    26,398       2,900       --         --          --         --         --        29,298
Noninterest-earning
 assets, net............       --          --        --         --          --         --      14,631       14,631
                           -------  ----------  --------  ---------   ---------   --------  ---------   ----------
 Total..................   $26,398  $1,144,482  $599,305  $ 112,132   $  28,174   $231,477  $  14,631   $2,156,599
                           =======  ==========  ========  =========   =========   ========  =========   ==========
Liabilities and
 Stockholders' Equity:
Passbooks, MMA and NOW
 accounts(2)............   $   --   $  251,664  $ 25,770  $  11,474   $   4,936   $    --   $     --    $  293,844
Certificates of deposit:
 $100,000 or greater....       --       18,994    13,469     30,157      18,317      4,009        --        84,946
 Less than $100,000.....       --      241,851   172,062    333,209     181,402     45,834        --       974,358
FHLB advances-long term.       --      288,530   190,000     10,000       8,000     95,000        --       591,530
Other short-term debt...       --          --        --         --          --         --         --           --
Other liabilities.......       --          --        --         --          --         --      25,345       25,345
Subordinated debentures.       --          --        --         --          --      60,166        --        60,166
Stockholders' equity....       --          --        --         --          --         --     126,410      126,410
                           -------  ----------  --------  ---------   ---------   --------  ---------   ----------
 Total..................   $   --   $  801,039  $401,301  $ 384,840   $ 212,655   $205,009  $ 151,755   $2,156,599
                           =======  ==========  ========  =========   =========   ========  =========   ==========
Net repricing assets
 over (under) repricing
 liabilities equals
 primary GAP............   $26,398  $  343,443  $198,004  $(272,708)  $(184,481)  $ 26,468  $(137,124)
Effect of interest rate
 swaps..................       --          --     25,000        --          --     (25,000)       --
                           -------  ----------  --------  ---------   ---------   --------  ---------
Hedged GAP..............   $26,398  $  343,443  $173,004  $(272,708)  $(184,481)  $ 51,468  $(137,124)
                           =======  ==========  ========  =========   =========   ========  =========
Hedged GAP as a
 percentage of total
 assets.................      1.22%      15.93%     8.02%    (12.65)%     (8.55)%     2.39%     (6.36)%
                           =======  ==========  ========  =========   =========   ========  =========
Cumulative hedged GAP...   $26,398  $  369,841  $542,845  $ 270,137   $  85,656   $137,124  $     --
                           =======  ==========  ========  =========   =========   ========  =========
Cumulative hedged GAP as
 percentage of total
 assets.................      1.22%      17.15%    25.17%     12.53%       3.97%      6.36%      0.00%
                           =======  ==========  ========  =========   =========   ========  =========

--------
(1) Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Such loans are generally adjustable monthly, semiannually, or annually based upon changes in the FHLB 11th District Cost of Funds Index (COFI), the One Year Treasury Constant Maturity Index, the Twelve Month Moving Average One Year Treasury Index, or the Federal Reserve's Six Month CD Index, subject generally to a maximum increase of 2% annually and 5% over the lifetime of the loan.

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

  Additional information is provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset and Liability Management" on pages 60 and 61 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference herein.

FIRST REPUBLIC AND SUBSIDIARIES

  First Republic was incorporated in February 1985. First Republic, which owns all of the capital stock of First Republic Savings Bank, provides executive management to each of its subsidiaries and formulates and directs the implementation of an integrated business strategy for the Company.

  In June 1985, First Republic purchased all of the outstanding capital stock of an inactive California-chartered thrift and loan company which had begun operations in California in 1953. Upon its acquisition by First Republic, the company was renamed First Republic Thrift & Loan.

  In December 1993, First Republic acquired in a purchase transaction all of the common stock in a Nevada state chartered thrift and loan. Upon approval by federal and state regulatory agencies, this institution was relocated to Las Vegas, Nevada in January 1994 and renamed First Republic Savings Bank. The purpose of this acquisition was to enable the Company to gather deposits in the Las Vegas, Nevada area and to continue its lending activities under an FDIC deposit insured financial institution. In January 1994, the employees responsible for construction and income property lending were transferred to First Republic Savings Bank.

  In October 1996, First Republic Thrift & Loan was merged into First Republic Savings Bank. Since this merger, the Company has continued to offer the same products and services from the same locations. The merger is expected to result in operating efficiencies and certain cost savings.

  In May 1990, First Republic established a wholly-owned mortgage originating subsidiary, First Republic Mortgage, Inc., which commenced operations from its office in Las Vegas. Until January 1994, First Republic Mortgage, Inc. originated construction loans for the Company and its subsidiaries on low- and moderate-income single family homes and multifamily units and originated permanent mortgage loans on low- and moderate-income multifamily units and on commercial real estate properties, all of which properties are located in and proximate to Las Vegas. In 1994, First Republic transferred all operations and employees of First Republic Mortgage Inc. to First Republic Savings Bank, and prior to December 31, 1994 First Republic Mortgage Inc. was dissolved.

COMPETITION

  The Company faces strong competition both in the attraction of deposits and in the making of real estate secured loans. The Company competes for deposits and loans by advertising, by offering competitive interest rates and by seeking to provide a higher level of personal service than is generally offered by larger competitors. The Company does not have a significant market share of the total deposit-taking or lending activities in the areas in which it conducts operations.

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

  The Company's competition in making loans comes principally from savings and loan associations, mortgage companies, commercial banks, other thrift and loan companies, and, to a lesser degree, credit unions and insurance companies. Aggressive pricing policies of the Company's competitors on new ARM loans, especially during a declining period of mortgage loan originations such as experienced in 1994, has resulted in a decrease in the Company's mortgage loan origination volume and a decrease in the profitability of the Company's loan originations. During 1995 and most of 1996, interest rates declined and the yield curve was very flat. As a result, the consumer demanded and many competing financial institutions offered intermediate fixed rate loans at very competitive prices. Many of the nation's largest savings and loan associations, mortgage companies and commercial banks have a significant number of branch offices in the areas in which the Company operates. The Company competes for loans principally through the quality of service it provides to borrowers, real estate brokers and loan agents, while maintaining competitive interest rates, loan fees and other loan terms.

CERTAIN ADDITIONAL BUSINESS RISKS

  The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

  The loan portfolio of the Company is dependent on real estate. At December 31, 1996, real estate served as the principal source of collateral for substantially all of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value for the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

  The Company is subject to certain operations risks, including but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

THE EFFECT OF GOVERNMENT POLICY ON BANKING

  The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Effective January 1, 1997, applicable California bank and corporation tax rates were reduced by 0.5% in order to keep California competitive with other western states.

  As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

  Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies, the manner in which the regulatory agencies implement those regulations and certain phase-in periods.

REGULATION

  The Bank is subject to regulation, supervision and examination under both federal and state law. The Bank is subject to supervision and regulation by the Commissioner, Department of Business and Industry, Financial Institutions Division, State of Nevada (the "Nevada Commissioner") and, as a member institution, by the FDIC. Neither First Republic, nor the Bank is regulated or supervised by the Office of Thrift Supervision, which regulates savings and loan institutions. First Republic is not directly regulated or supervised by the Nevada Commissioner, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the Nevada Commissioner and the FDIC over transactions and dealings between First Republic and the Bank, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent of any thrift company and the specific limitations regarding the payment of dividends from the Bank discussed below. Future federal legislation could cause First Republic to become subject to direct federal regulatory oversight; however, the full impact of any such legislation and subsequent regulation cannot be predicted.

  The Nevada Thrift Companies Act ("Nevada Act") allows a thrift company to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures, such as the capital notes issued by the Bank to First Republic. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, generally are required to have an initial maturity of at least seven years, and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift.

  Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995 without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law).

  The Interstate Banking and Branching Act also authorizes banks (including the Bank) to merge across state lines, thereby creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to such act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. Both Nevada and California enacted legislation to "opt in" early to the Interstate Banking and Branching Act provisions regarding interstate branching. In California, an FDIC insured financial institution chartered in a state other than California is authorized to acquire by merging or purchase, at any time after effectiveness of the Calder, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ("IBBA"), a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. Under the Nevada legislation passed in 1995 to implement the IBBA, Nevada elected an early opt in of interstate mergers and acquisitions. The law provides that a Nevada depository institution in existence for at least 5 years may be acquired by an out of state entity.

  Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

NEVADA LAW

  The Nevada Act governs the licensing and regulations of Nevada thrift companies. The Nevada Commissioner is charged with the supervision and regulation of the Bank. The Nevada Commissioner approved the change of name from Silver State Thrift and Loan to the Bank concurrently with the approval of the acquisition of the Bank by First Republic in 1993.

  Under the Nevada Act, there is no interest rate limitation on loans; however, for certain types of secured loans the Nevada law imposes minimum collateral requirements. There are no terms or amortization restrictions on loans. FRSB is required to invest its funds as limited by the Nevada Act and in investments which are legal investments for banks subject to any limitation under federal law. Loans to one person as primary obligor may not exceed 25 percent of capital and surplus and, except as to limitations on loans to one borrower, loans secured by real or personal property, may be made to any person without regard to the location or nature of the collateral.

  The Nevada Act restricts transactions with officers, directors and shareholders as well as transactions with regard to holding, developing and carrying real property. Under Nevada law, a thrift company generally may not make any loan to, or hold an obligation of, any of its directors or officers, except in specified cases and subject to regulation by the Nevada Commissioner. In addition, a thrift company may not make any loan to, or hold an obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliate which is listed on a national securities exchange, such as First Republic.

  Under Nevada law, thrift companies are generally limited to investments which are legal investments for Nevada commercial banks. Generally, a thrift company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary as premises for the transaction of its business, in which case such investment is limited to one-third of a thrift company's paid in capital stock and surplus not available for dividends. The Bank is also governed by various state and federal consumer protection laws including Truth in Lending, Truth in Savings and the Real Estate Settlement Procedures Acts.

  By order of the Nevada Commissioner when the Bank was acquired by the Company, the Bank is not authorized to accept demand deposits. The total amount of deposits which the Bank may accept is governed by limits which may be imposed by the FDIC.

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

FEDERAL LAW

  The Bank's deposits are insured by the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of institutions to which it provides deposit insurance. The Bank is subject to the rules and regulations of the FDIC to the same extent as other financial institutions which are insured and regulated by that entity. The approval of the FDIC is required prior to any merger, consolidation or change in control, or the establishment or relocation of any branch office of the Bank. This supervision and regulation is intended primarily for the protection of the depositors and to ensure services for the public's convenience and advantage.

  FDICIA substantially revised the regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Corporation Act. Under the regulatory framework of the Federal Deposit Insurance Act, as amended by FDICIA, the FDIC has adopted risk-based capital guidelines and leverage ratio requirements for financial institutions like the Bank, whose deposits are insured by the FDIC, and for bank holding companies. The risk-based capital guidelines define capital for risk-based capital purposes and provide procedures for computing risk-weighted assets by assigning assets and off balance sheet items to broad risk categories. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as unsecured consumer and business loans. The guidelines also require financial institutions to achieve a minimum ratio of capital to risk-weighted assets. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off-balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions are required to maintain capital to support activities which in the past did not require capital. Unlike the Bank, at the present time First Republic is not directly regulated by any bank regulatory agency and is not subject to any minimum capital requirements. If First Republic were to become subject to direct federal regulatory oversight, there can be no assurance that First Republic's existing senior subordinated debentures would be considered as supplementary Tier 2 capital.

  In determining the capital level the Bank is required to maintain, the FDIC does not, in all respects, follow generally accepted accounting principles ("GAAP") and has special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of the Bank. These rules are called Regulatory Accounting Principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. Future changes in FDIC regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

  A financial institution's risk-based capital ratios are obtained by dividing its qualifying capital by its risk-adjusted assets and off balance sheet items. Since December 31, 1992, the FDIC has required a minimum ratio of qualifying total capital to risk-weighted assets of 8%, and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-weighted assets and off balance sheet items of 4%. At least 50% of qualifying total capital must be in the form of core capital (Tier 1)--common stock, noncumulative perpetual preferred stock, other types of qualifying preferred stock, minority interests in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights less all intangible assets other than allowed mortgage servicing rights. Supplementary capital (Tier 2) consists of the allowance for loan losses up to 1.25% of risk-weighted assets, other types of preferred stock not qualifying as Tier 1 capital, term preferred stock, hybrid capital instruments and term subordinated debt. The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital (after any deductions for disallowed intangibles). The aggregate amount of term subordinated debt and intermediate term preferred stock that may be treated as Tier 2 capital is limited to 50% of Tier 1 capital. Certain other limitations and restrictions apply as well. At December 31, 1996, the Tier 2 capital of the Bank consisted of $10,000,000 of capital notes issued to First Republic and its allowance for loan losses. Additional information is provided in Note 13 to the Company's Annual Report to stockholders, incorporated by reference herein.

  The following table presents the regulatory capital position of First Republic and the Bank at December 31, 1996 under the risk-based capital guidelines:

                                      FIRST REPUBLIC        FIRST REPUBLIC
                                          BANCORP            SAVINGS BANK
                                   --------------------- ---------------------
                                              PERCENT OF            PERCENT OF
                                                RISK-                 RISK-
                                               ADJUSTED              ADJUSTED
                                     AMOUNT     ASSETS     AMOUNT     ASSETS
                                   ---------- ---------- ---------- ----------
                                                ($ IN THOUSANDS)
   RISK-BASED CAPITAL GUIDELINES:
    Tier 1 capital...............   $ 126,122    9.17%   $  150,347   11.02%
    Minimum requirement..........      55,006    4.00%       54,558    4.00%
                                   ----------            ----------
     Excess......................    $ 71,116            $   95,789
                                   ==========            ==========
    Total capital................     203,477   14.80%   $  177,397   13.01%
    Minimum requirement..........     110,012    8.00%      109,115    8.00%
                                   ----------            ----------
     Excess......................    $ 93,465            $   68,282
                                   ==========            ==========
    Risk-adjusted assets.........  $1,375,150            $1,363,942
                                   ==========            ==========

  In addition to the risk-based guidelines, the FDIC requires maintenance of a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a financial institution rated in the highest of the five categories by regulators to rate for rating institutions such as the Bank, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that a financial institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the regulatory rating. For all financial institutions not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios, the FDIC has the discretion to set individual minimum capital requirements for particular financial institutions at rates significantly above the minimum guidelines and ratios. The FDIC's regulations provide that a financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital.

  The leverage ratio represents a minimum standard affecting the ability of financial institutions, including the Bank, to increase assets and liabilities without increasing capital proportionately. The following table presents the leverage ratios of First Republic and the Bank at December 31, 1996:

                                        FIRST REPUBLIC        FIRST REPUBLIC
                                            BANCORP            SAVINGS BANK
                                     --------------------- ---------------------
                                                PERCENT OF            PERCENT OF
                                       AMOUNT     ASSETS     AMOUNT     ASSETS
                                     ---------- ---------- ---------- ----------
                                                  ($ IN THOUSANDS)
   LEVERAGE RATIO:
    Tier 1 capital.................. $  126,122    5.90%   $  150,347    7.09%
    Minimum requirement.............     85,506    4.00%       84,822    4.00%
                                     ----------            ----------
     Excess......................... $   40,616            $   65,525
                                     ==========            ==========
    Average total assets............ $2,137,092            $2,121,172
                                     ==========            ==========

  The various provisions of FDICIA are implemented through the adoption of regulations by the various regulatory agencies and have been subject to certain phase-in periods.

  The FDIC has recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. The evaluation will be made as part of the institution's regular safety and soundness examination. The FDIC also has recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a financial institution's capital adequacy.

  This final rule does not codify a measurement framework for assessing the level of a financial institution's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual financial institution's capital for interest rate risk. The focus of that proposed process is on a financial institution's economic value exposure. Other quantitative factors include the financial institution's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the financial institution's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a financial institution's capital adequacy for interest rate risk to be a transitional arrangement.

  The second step will consist of a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a financial institution's measured interest rate risk exposure. The banking agencies intend to implement this second step at some future date, after the banking agencies and the banking industry have gained more experience with the proposed supervisory measurement and assessment process.

SAFETY AND SOUNDNESS STANDARDS

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

  In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. In 1994 FDICIA was amended to (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings standards and (c) eliminate the requirement that such standards apply to depository institution holding companies.

  On July 10, 1995 the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

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

  The Competitive Equality Banking Act of 1989 ("CEBA") subjects certain previously unregulated companies to regulation as bank holding companies by expanding the definition of the term "bank" in the Bank Holding Company Act of 1956. First Republic is, however, exempt from regulation as a bank holding company and will remain so, while the Bank continues to fit within one or more exceptions to the term "bank" as defined by CEBA. CEBA does provide that First Republic and its affiliates will be treated as if First Republic were a bank holding company for the limited purposes of applying certain restrictions on loans to insiders and anti-tying provisions.

PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

  FDICIA established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC also administers the Savings Association Insurance Fund ("SAIF"), which insures deposits in thrift institutions. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

  As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The new assessment schedule would retain the risk based characteristics of the current system. On November 26, 1996 the FDIC decided to continue in effect the current BIF assessment rate schedule.

  The FDIC may make limited adjustments to the above rate schedule not to exceed an increase or decrease of 5 basis points without public notice and comment rulemaking.

  The amount of an adjustment adopted by the Board of Directors of the FDIC is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the designated reserve ratio and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

  In 1996 Congress enacted the Deposit Insurance Funds Act ("Funds Act") in order to raise the level of SAIF reserves and to reduce the possibility that bonds issued by the Financing Corporation ("FICO") would go into default. The FICO was a special purpose government corporation that issued $8.2 billion in bonds to recapitalize the Federal Savings and Loan Insurance Corporation. Interest on the FICO bonds was paid from the proceeds of assessment made on the deposits of SAIF members. Because of the almost $800 million needed to pay for the annual interest on the FICO bonds, the payments of SAIF members were not increasing the SAIF reserve to a sufficient level to allow the FDIC to reduce assessment rates (as had been done for BIF deposits), and SAIF members were employing certain strategies to either exit the system or transfer deposits to BIF coverage.

  Pursuant to the Funds Act, the FDIC imposed a special one-time assessment on all institutions that held SAIF assessable deposits as of March 31, 1995 of an estimated 65.7 cents per $100 of SAIF assessable deposits. Certain discounts and exemptions for the assessment were available. For example, BIF-member banks that had acquired SAIF-insured deposits from thrifts were generally entitled to a 20% discount on the special assessment if the bank satisfied certain statutory thresholds (the bank's acquired SAIF deposits, as adjusted, must be less than half of its total domestic deposits). Furthermore, beginning January 1, 1997, all FDIC-insured institutions will be assessed to cover the interest payments due on FICO bonds. For calendar years 1997 through 1999, BIF members, such as First Republic Savings Bank, will pay one-fifth the rate SAIF members will pay, and beginning in 2000 both types of institutions will pay the same rate. BIF members will be required to pay a FICO assessment of approximately 1.3 basis points for the first semiannual FICO assessment in 1997.

  The Funds Act also authorized the FDIC to rebate assessments paid by BIF members if the BIF has reserves exceeding its designated reserve ratio of 1.25 percent of total estimated insured deposits. The adjusted BIF balance was $25.888 billion on June 30, 1996, a reserve ratio of 1.30 percent. The FDIC has expressed its view that the long-term needs of the BIF are a factor in setting the effective average BIF assessment rate, and that the FDIC is uncertain whether the current favorable conditions represent a long-term trend.

COMMUNITY REINVESTMENT ACT

  Under the Community Reinvestment Act (the "CRA"), as implemented by FDIC regulations, a state non-member financial institution such as the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements on programs for financial institutions nor does it limit an institutions discretion to develop the types of products and services that the institution believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of state non-member financial institutions, to assess the institutions record of meeting the credit needs of its community. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The CRA also requires all institutions to make public disclosure of their CRA ratings. In the most recent examination, the Bank received a "satisfactory" rating from the FDIC for its community reinvestment activities under the guidelines established by the CRA.

  In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a financial institution's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance more than on the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. For large institutions, such as the Bank, CRA ratings will be based on the revised regulations for examinations occurring after July 1, 1997.

RECENTLY ENACTED LEGISLATION

  During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act ("RCRA") to provide lenders and fiduciaries with greater protections from environmental liability. The definition of "owner or operator" under CERCLA has been amended to exclude a lender who: (i) holds indicia of ownership in a property primarily to protect its security interest, but does not participate in the property's management or (ii) forecloses on a property, or, after foreclosure, sells, releases (in the case of a lease finance transaction), or liquidates the property, maintains business activities, winds up operations, undertakes a response under CERCLA, or takes measures to preserve, protect or prepare property prior to sale or disposition, so long as the lender did not participate in the property's management prior to sale. In order to preserve these protections, a lender who forecloses on property must seek to sell, re-lease, or otherwise divest itself of the property at the earliest practicable, commercially reasonable time, and on reasonable terms. "Participation in management" is defined as actual participation in the management or operational affairs of the facility, not merely having the capacity to influence or the unexercised right to control operations. Similar changes have been made in RCRA.

  The California legislature adopted a similar bill to provide that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California hazardous Waste Control Law, to undertake a cleanup, pay damages, penalizes or fines, or forfeit property as a result of the release of hazardous materials at or from the property. Under this bill a lender which had not participated in the management of the property prior to foreclosure may take actions similar to those set forth in the CERCLA and RCRA amendments without losing its immunity from a liability. The preserve that immunity, after foreclosure, the lender must take commercially reasonable steps to divest itself of the property in a reasonably expeditious manner.

PENDING LEGISLATION

  There are a number of pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between financial institutions and other firms engaged in "financial activities", including insurance companies and securities firms. Glass-Steagall reform will likely be affected by a bank insurance powers case decided during 1996 by the U.S. Supreme Court, which gives national banks greater opportunities to sell traditional insurance products, such as life, automobile, and property and casualty policies. In a similar recent case, the Court upheld a regulatory determination that national banks may sell annuities.

  Certain other pending legislative proposals include bills to free withdrawals from individual retirement accounts from penalties for first-time home purchases and other purposes and eliminate most Community Reinvestment Act reporting requirements.

  While the effect of such proposed legislation and regulatory reform on the business of financial institutions cannot be accurately predicted at this time, it seems likely that a significant amount of consolidation in the banking industry will continue to occur throughout the remainder of the decade.

  Pending Nevada legislation is expected to conform the Nevada statutes governing state chartered banks and thrift companies with general Nevada corporate law.

LIMITATIONS ON DIVIDENDS

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

OTHER REGULATORY MATTERS

  FDICIA requires insured depository institutions with the amount of total assets held by the Bank to undergo a full-scope, on-site examination by their primary Federal banking agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate Federal banking agency against each institution or affiliate as it deems necessary or appropriate.

  FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. In response to this requirement, the FDIC adopted final rules based upon FDICIA's five capital tiers. The FDIC's rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10% or greater; its Tier 1 risk-based capital ratio is 6% or greater; its leverage ratio is 5% or greater; and the institution is not subject to a capital directive. A depository institution is "adequately capitalized" if its risk-based capital ratio is 8% or greater; its Tier 1 risk-based capital ratio is 4% or greater; and its leverage ratio is 4% or greater (3% or greater for the highest rated institutions). An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8%; its Tier 1 risk-based capital ratio is less than 4%, or its leverage ratio is 4% or less (less than 3% for the highest rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6%; its Tier 1 risk-based capital ratio is less than 3%; or its leverage ratio is less than 3%. An institution is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2%. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices. Under this standard, the Bank is "well capitalized" at December 31, 1996.

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

  The federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending in 1992. The regulations required insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.

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

EMPLOYEES

  As of December 31, 1996, the Company had 163 full-time employees. Management believes that its relations with employees are satisfactory. The Company is not a party to any collective bargaining agreement.

STATISTICAL DISCLOSURE REGARDING THE BUSINESS OF THE COMPANY

  The following statistical data relating to the Company's operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements at pages 38 to 55 of the Company's 1996 Annual Report to Stockholders and is incorporated by reference herein. Average balances are determined on a daily basis.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND DIFFERENTIALS

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

                                                        YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                     1996                        1995                        1994
                          --------------------------- --------------------------- ---------------------------
                           AVERAGE            YIELDS/  AVERAGE            YIELDS/  AVERAGE            YIELDS/
                           BALANCE   INTEREST  RATES   BALANCE   INTEREST  RATES   BALANCE   INTEREST  RATES
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                           ($ IN THOUSANDS)
ASSETS:
Interest-earning
 deposits with other
 institutions...........  $    1,784 $    79   4.43%  $    1,404 $    70   4.99%  $      600 $    29   4.83%
Short-term investments..      19,472   1,115   5.63       18,463   1,179   6.30       32,875   1,532   4.60
Investment securities...     186,611  13,367   7.16      166,011  11,385   6.86      128,017   7,148   5.58
Loans...................   1,818,100 145,474   8.00    1,591,827 127,341   8.00    1,379,640 100,816   7.31
                          ---------- -------          ---------- -------          ---------- -------
 Total interest-earning
  assets................   2,025,967 160,035   7.90    1,777,705 139,975   7.87    1,541,132 109,525   7.11
                                     -------                     -------                     -------
Noninterest-earning
 assets.................      19,955                      18,474                      14,249
                          ----------                  ----------                  ----------
 Total average assets...  $2,045,922                  $1,796,179                  $1,555,381
                          ==========                  ==========                  ==========
LIABILITIES AND STOCKHOLDERS'
EQUITY:
Passbook, MMA and NOW
 accts..................  $  243,203 $11,775   4.84%  $  150,055 $ 7,473   4.98%  $  123,403 $ 4,445   3.60%
Certificates of deposit.   1,011,859  60,250   5.95      898,515  54,661   6.08      734,746  36,579   4.98
                          ---------- -------          ---------- -------          ---------- -------
Total deposits..........   1,255,062  72,025   5.74    1,048,570  62,134   5.93      858,149  41,024   4.78
Other borrowings........     592,606  35,292   5.96      560,497  37,003   6.60      515,295  24,735   4.80
Subordinated debentures.      63,710   5,717   8.97       64,116   5,777   9.01       62,975   5,676   9.01
                          ---------- -------          ---------- -------          ---------- -------
 Total interest-bearing
  liabilities...........   1,911,378 113,034   5.91    1,673,183 104,914   6.27    1,436,419  71,435   4.97
                                     -------                     -------                     -------
Noninterest-bearing
 liabilities............      19,394                      15,136                      11,080
Stockholders' equity....     115,150                     107,860                     107,882
                          ----------                  ----------                  ----------
 Total average
  liabilities and
  stockholders' equity..  $2,045,922                  $1,796,179                  $1,555,381
                          ==========                  ==========                  ==========
Net interest spread (1).                       1.98%                       1.60%                       2.13%
Net interest income and
 net interest margin
 (2)....................             $47,001   2.32%             $35,061   1.97%             $38,090   2.47%
                                     =======                     =======                     =======

-------
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

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

                                 1996 VS. 1995            1995 VS. 1994
                             -----------------------  ------------------------
                             VOLUME   RATE    TOTAL   VOLUME   RATE     TOTAL
                             ------  ------  -------  ------  -------  -------
                                            (IN THOUSANDS)
INCREASE (DECREASE) IN
 INTEREST INCOME:
Interest-earning deposits
with other institutions..... $   18  $   (9) $     9  $   40  $     1  $    41
Short-term investments......     62    (126)     (64)   (848)     495     (353)
Investment securities.......  1,465     517    1,982   2,384    1,853    4,237
Loans....................... 18,133     --    18,133  16,420   10,105   26,525
                             ------  ------  -------  ------  -------  -------
  Total increase (decrease). 19,678     382   20,060  17,996   12.454   30,450
                             ------  ------  -------  ------  -------  -------
INCREASE (DECREASE) IN
INTEREST EXPENSE:
Passbook, MMA and NOW
accounts....................  4,521    (219)   4,302   1,102    1,926    3,028
Certificates of deposit.....  6,779  (1,190)   5,589   9,082    9,000   18,082
Other borrowings............  2,037  (3,748)  (1,711)  2,357    9,911   12,268
Subordinated debentures.....    (36)    (24)     (60)    101      --       101
                             ------  ------  -------  ------  -------  -------
  Total increase (decrease). 13,301  (5,181)   8,120  12,642   20,837   33,479
                             ------  ------  -------  ------  -------  -------
Increase (decrease) in net
 interest income............ $6,377  $5,563  $11,940  $5,354  $(8,383) $(3,029)
                             ======  ======  =======  ======  =======  =======

TYPES OF LOANS

  The following table sets forth by category the total loan portfolio of the Company at the dates indicated:

                                              DECEMBER 31,
                         ----------------------------------------------------------
                            1996        1995        1994        1993        1992
                         ----------  ----------  ----------  ----------  ----------
                                             (IN THOUSANDS)
LOANS:
Single family (1-4
units).................. $1,231,230  $  983,331  $  820,078  $  577,276  $  375,757
Multifamily (5+ units)..    320,715     350,507     367,750     387,757     405,399
Commercial real estate..    285,141     286,824     249,119     229,914     204,611
Multifamily/commercial
construction............      7,347       9,013      10,658       5,707      19,574
Single family
construction............     36,686      19,349      14,227      14,512      14,703
Home equity credit
lines...................     35,497      26,572      28,137      31,213      35,255
                         ----------  ----------  ----------  ----------  ----------
  Real estate mortgages
   subtotal.............  1,916,616   1,675,596   1,489,969   1,246,379   1,055,299
Commercial business and
other...................      6,833       6,667       8,694       9,679      12,486
                         ----------  ----------  ----------  ----------  ----------
  Total loans...........  1,923,449   1,682,263   1,498,663   1,256,058   1,067,785
Unearned fee income.....     (3,116)     (4,380)     (6,816)     (9,406)    (12,621)
Reserve for possible
losses..................    (17,520)    (18,068)    (14,355)    (12,657)    (12,686)
                         ----------  ----------  ----------  ----------  ----------
  Loans, net............ $1,902,813  $1,659,815  $1,477,492  $1,233,995  $1,042,478
                         ==========  ==========  ==========  ==========  ==========


  The following table shows the maturity distribution of the Company's real estate construction and commercial business loans outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, were due within the periods indicated. All such loans are adjustable rate in nature.

                                                   AFTER ONE
                                           WITHIN  BUT WITHIN MORE THAN
                                          ONE YEAR FIVE YEARS FIVE YEARS  TOTAL
                                          -------- ---------- ---------- -------
                                                      (IN THOUSANDS)
MATURITY DISTRIBUTION:
 Real estate construction loans.......... $34,156   $ 9,877      $--     $44,033
 Commercial business loans...............     213     2,221       --       2,434
                                          -------   -------      ----    -------
    Total................................ $34,369   $12,098      $--     $46,467
                                          =======   =======      ====    =======

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

  Since the inception of operations in 1985 through December 31, 1996, the Company has originated approximately $5.8 billion of loans both for sale and retention in its loan portfolio, on which the Company has experienced approximately $40.5 million of losses. Such losses primarily resulted from the economic recession which affected the California economy commencing in late 1990 and continuing in parts of the state through 1995 and the Northridge earthquake which struck the Los Angeles area in January 1994. As a result of the Northridge earthquake, which affected primarily the Company's loans secured by multifamily properties in Los Angeles County, the Company experienced until late 1996 increased loan delinquencies and REO, additional loan loss provisions and a higher level of modified and restructured loans.

  The Company's loss experience since inception on single-family mortgage loans has been 0.06% of loans originated in over eleven years. The Company's average annualized net chargeoff experience on its single family loans for the last three years was less than 0.02% of average single family loans. The Company has experienced a higher level of chargeoffs in the past three years in connection with the resolution of delinquent loans and sale of REO than in prior years. The ratio of the Company's net loan chargeoffs to average loans was 0.35% for 1996, 0.69% for 1995, and 0.58% for 1994.

  Additional information is provided under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset Quality and--Provisions for Losses and Reserve Activity" on pages 58 to 60 of the Company's 1996 Annual Report to stockholders, incorporated by reference herein.

  The following table presents nonaccruing loans and investments, REO, restructured performing loans and accruing single family loans more than 90 days past due at the dates indicated.

                                                DECEMBER 31,
                                   -------------------------------------------
                                    1996     1995     1994     1993     1992
                                   -------  -------  -------  -------  -------
                                              ($ IN THOUSANDS)
NONACCRUING ASSETS AND OTHER
 LOANS:
Single family..................... $   --   $   --   $   --   $   --   $   --
Multifamily.......................  18,402   23,664   29,049    6,740    3,894
Commercial real estate............   5,783   12,555    3,400    4,862    5,524
Other.............................      69      331      174       16      140
Real estate owned ("REO").........   4,313   10,198    8,500    9,961    8,937
                                   -------  -------  -------  -------  -------
  Nonaccruing loans and REO.......  28,567   46,748   41,123   21,579   18,495
Nonaccruing investments...........     --       --       --       361      469
                                   -------  -------  -------  -------  -------
  Total nonaccruing assets........  28,567   46,748   41,123   21,940   18,964
Restructured performing loans.....   7,220   12,795   17,489    6,342    3,366
                                   -------  -------  -------  -------  -------
  Total nonaccruing assets and
   restructured performing loans.. $35,787  $59,543  $58,612  $28,282  $22,330
                                   =======  =======  =======  =======  =======
Accruing single family loans more
 than 90 days past due............ $ 4,565  $ 3,747  $ 2,587  $ 1,390  $ 3,541
                                   =======  =======  =======  =======  =======
PERCENT OF TOTAL ASSETS:
All nonaccruing assets............    1.32%    2.46%    2.41%    1.55%    1.54%
Nonaccruing assets and
restructured performing loans.....    1.66%    3.13%    3.43%    2.00%    1.81%

  The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity.

                                         YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                             ($ IN THOUSANDS)
RESERVE FOR POSSIBLE
 LOSSES:
Balance beginning of
 year...................  $   18,068  $   14,355  $   12,657  $   12,686  $   11,663
Provision charged to
operations..............       5,838      14,765       9,720       4,806       8,062
Reserve from purchased
loans...................         --          --           34         200         466
Reserve of First
 Republic Savings Bank
 at acquisition.........         --          --          --           24         --
Chargeoffs on originated
 loans:
 Single family..........        (302)        (14)       (210)       (209)       (328)
 Multifamily............      (6,548)     (9,314)     (7,177)     (3,367)     (3,961)
 Commercial real estate.        (705)     (2,163)       (695)     (1,547)     (3,750)
 Commercial business
  loans.................         (21)        (48)        (79)        (76)       (213)
 Construction loans.....         --         (353)        --          --          --
Recoveries on originated
 loans:
 Single family..........         --            3          11         --           50
 Multifamily............         287         765         119         --            5
 Commercial real estate.         855          30         --           92         654
 Commercial business
  loans.................          46          54          15          43          12
Acquired loans:
 Chargeoffs.............         --          (22)        (47)        --          --
 Recoveries.............           2          10           7           5          26
                          ----------  ----------  ----------  ----------  ----------
Total chargeoffs, net of
 recoveries.............      (6,386)    (11,052)     (8,056)     (5,059)     (7,505)
                          ----------  ----------  ----------  ----------  ----------
Balance end of year.....  $   17,520  $   18,068  $   14,355  $   12,657  $   12,686
                          ==========  ==========  ==========  ==========  ==========
Average loans for the
 year...................  $1,818,100  $1,591,827  $1,379,640  $1,154,680  $1,008,783
Total loans at year end.   1,923,449   1,682,263   1,498,663   1,256,058   1,067,785
Ratios of reserve to:
 Total loans............        0.91%       1.07%       0.96%       1.01%       1.19%
 Nonaccruing loans......          72%         49%         44%        109%        133%
 Nonaccruing loans and
  restructured
  performing loans......          56%         37%         29%         70%         98%
Net chargeoffs to
 average loans..........        0.35%       0.69%       0.58%       0.44%       0.74%

  The following table sets forth management's historical allocation of the reserve for possible losses by loan category and the percentage of loans in each category to total loans at the dates indicated:

                                                     DECEMBER 31,
                         -------------------------------------------------------------------------
                             1996           1995           1994           1993           1992
                         -------------  -------------  -------------  -------------  -------------
                         RESERVE        RESERVE        RESERVE        RESERVE        RESERVE
                           FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF     FOR   % OF
                         LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS  LOSSES  LOANS   LOANS  LOANS
                         ------- -----  ------- -----  ------- -----  ------- -----  ------- -----
                                                   ($ IN THOUSANDS)
Loan Category:
Single family........... $   200  64.0% $   200  58.5% $    --  54.7% $    --  46.0% $    --  35.2%
Multifamily.............   4,200  16.7    5,900  20.8    5,600  24.6    2,600  30.9    1,700  38.0
Commercial real estate..   1,100  14.8    2,850  17.0      600  16.7    1,300  18.3    2,000  19.2
Multifamily construc-
 tion...................      --   0.4       --   0.5       --   0.6       --   0.4       --   1.8
Single family construc-
 tion...................      --   1.9       --   1.2      100   0.9       --   1.1       --   1.4
Home equity credit
 lines..................      --   1.8       --   1.6       --   1.9       --   2.5       --   3.3
Other loans.............      20   0.4       50   0.4       55   0.6       --   0.8      100   1.1
Unallocated reserves....  12,000    --    9,068    --    8,000    --    8,757    --    8,886    --
                         ------- -----  ------- -----  ------- -----  ------- -----  ------- -----
                         $17,520 100.0% $18,068 100.0% $14,335 100.0% $12,657 100.0% $12,686 100.0%
                         ======= =====  ======= =====  ======= =====  ======= =====  ======= =====

  At December 31, 1996, management had allocated from its general reserves $4,200,000 to the multifamily loan category, $1,100,000 to the commercial real estate loan category, $200,000 to the single family category, and $20,000 to other loans, based upon management's estimate of the risk of loss inherent in its nonaccruing or other possible problem loans in those categories. The allocation of such reserve will change whenever management determines that the risk characteristics of its assets or specific assets have changed. The amount available for future chargeoffs that might occur within a particular category is not limited to the amount allocated to that category, since the allowance is a general reserve available for all loans in the Company's portfolio. In addition, the amounts so allocated by category may not be indicative of future chargeoff trends.

  Based predominately upon the Company's continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional services are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

  Although substantially all nonaccrual loans and loans that were adversely affected by the earthquake have been reduced to their currently estimated collateral fair value (net of selling costs) at December 31, 1996, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

FINANCIAL RATIOS

  The following table shows certain key financial ratios for the Company for the periods indicated.

                                                YEAR ENDING DECEMBER 31,
                                               -------------------------------
                                               1996   1995  1994  1993   1992
                                               -----  ----  ----  -----  -----
KEY FINANCIAL RATIOS:
Return on average total assets................  0.61% 0.07% 0.47%  0.97%  1.06%
Return on average stockholders' equity........ 10.86% 1.08% 6.77% 12.65% 14.10%
Average stockholders' equity as a percentage
 of
 average total assets.........................  5.63% 6.00% 6.94%  7.63%  7.51%
General & administrative expenses as a
 percentage
 of average total assets......................  1.17% 1.07% 1.28%  1.33%  1.30%

ITEM 2. PROPERTIES

  First Republic does not own any real property. In 1990, First Republic entered into a 10-year lease, with three 5-year options to extend, for headquarters space at 388 Market Street, mezzanine floor, in the San Francisco financial district. Management believes that the Company's current and planned facilities are adequate for its current level of operations.

  First Republic's subsidiary, First Republic Savings Bank, leases offices at the following locations, with terms expiring at dates ranging from August 1998 to August 2007, although certain of the leases contain options to extend beyond these dates.

                  NAME                  ADDRESS
                  ----                  -------
 First Republic Savings Bank........... 101 Pine Street, San Francisco, CA
                                        5628 Geary Boulevard, San Francisco, CA
                                        1088 Stockton Street, San Francisco, CA
                                        1809 Irving at 19th, San Francisco, CA
                                        1099 Fourth Street, San Rafael, CA
                                        1111 South El Camino Real, San Mateo, CA
                                        3928 Wilshire Blvd., Los Angeles, CA
                                        9593 Wilshire Blvd., Beverly Hills, CA
                                        116 E. Grand Avenue, Escondido, CA
                                        8347 La Mesa Blvd., La Mesa, CA
                                        1110 Camino Del Mar, Del Mar, CA
                                        2510 South Maryland Parkway, Las Vegas, NV
                                        6700 West Charleston Blvd., Las Vegas,  NV

ITEM 3. LEGAL PROCEEDINGS

  There is no pending proceeding, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  This information is incorporated by reference to page 68 of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 6. SELECTED FINANCIAL DATA

  This information is incorporated by reference to the inside front cover of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This information is incorporated by reference to pages 56 through 65 of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  This information is incorporated by reference to pages 38 through 55 and to page 68 of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  There have been no changes in or disagreements with Accountants.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth the directors and executive officers of First Republic and certain pertinent information about them.

                               AGE        POSITION HELD WITH THE COMPANY
                               ---        ------------------------------
 Roger O. Walther(1)(3)......  61  Chariman of the Board
 James H. Herbert, II(1).....  52  President, Chief Executive Officer and
                                    Director
 Katherine August-deWilde(1).  49  Executive Vice President, Chief Operating
                                    Officer and Director
 Willis H. Newton, Jr. ......  47  Senior Vice President and Chief Financial
                                    Officer
 Edward J. Dobranski.........  46  Senior Vice President, Secretary and General
                                    Counsel
 David B. Lichtman...........  33  Vice President, Chief Credit Officer
 Richard M. Cox-Johnson(2)...  62  Director
 Kenneth W. Dougherty........  70  Director
 Frank J. Fahrenkopf, Jr. ...  57  Director
 L. Martin Gibbs.............  59  Director
 James F. Joy(2).............  59  Director
 John F. Mangan..............  60  Director
 Barrant V. Merrill(1)(2)....  66  Director

--------
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

  The directors of First Republic serve three-year terms. The terms are staggered to provide for the election of approximately one-third of the Board members each year. Each director (except Mr. Cox-Johnson who was elected in October 1986 and Ms. August-deWilde who was elected in April 1988) has served in such capacity since the inception of First Republic. Messrs. Walther and Herbert have served as officers of First Republic since its inception. Ms. August-deWilde has served as an officer since July 1985 and as a director since April 1988. Mr. Newton became an officer of First Republic in August 1988, Mr. Dobranski became an officer of First Republic in June 1993, and Mr. Lichtman became an officer of First Republic in January 1994.

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

  Katherine August-deWilde is Executive Vice President, Chief Operating Officer and a director of First Republic serving until 1998. She joined the Company in June 1985 as Vice President and Chief Financial Officer. From 1982 to 1985, she was Senior Vice President and Chief Financial Officer at PMI Corporation. She is a graduate of Goucher College, A.B., 1969, and Stanford University, M.B.A., 1975.

  Willis H. Newton, Jr. has been Senior Vice President and Chief Financial Officer of First Republic since August 1988. From 1985 to August 1988, he was Vice President and Controller of Homestead Financial Corporation. He is a graduate of Dartmouth College, B.A., 1971 and Stanford University, M.B.A., 1976. Mr. Newton is a Certified Public Accountant.

  Edward J. Dobranski joined the company in August 1992 as General Counsel, was appointed a Vice President in 1993, and was appointed Senior Vice President and Secretary in 1997. He also serves as the Company's Compliance Officer and Community Reinvestment Officer. From 1990 to 1992, Mr. Dobranski was Of Counsel at Jackson, Tufts, Cole & Black in San Francisco, specializing in banking, real estate and corporate law. Mr. Dobranski is a graduate of Coe College-Iowa, B.A. 1972 and Creighton University-Nebraska, J.D. 1975.

  David B. Lichtman was appointed Vice President, Chief Credit Officer, in January 1994. Mr. Lichtman served as a loan processor with the Company from 1986 to 1990, as a loan officer with First Republic Mortgage Inc. from 1990 through 1991, and as a credit officer with First Thrift from 1992 through December 1993. Mr. Lichtman is a graduate of Vassar College, B.A. 1985 and the University of California, Berkeley, M.B.A. 1990.

  Richard M. Cox-Johnson is a director of First Republic serving until 1999. Mr. Cox-Johnson is a director of Premier Consolidated Oilfields PLC. He is a graduate of Oxford University 1955.

  Kenneth W. Dougherty is a director of First Republic serving until 1999. Mr. Dougherty is an investor and was previously President of Gill & Duffus International Inc. and Farr Man & Co. Inc., which are international commodity trading companies. He was a director of San Francisco Bancorp from 1982 to 1984. Mr. Dougherty is a graduate of the University of Pennsylvania, B.A. 1948.

  Frank J. Fahrenkopf, Jr., is a director of First Republic serving until 1999. Mr. Fahrenkopf is the President and CEO of the American Gaming Association. Previously, he was a partner in the law firm of Hogan & Hartson. From January 1983 until January 1989, he was Chairman of the Republican National Committee. Mr. Fahrenkopf is a graduate of the University of Nevada-Reno, B.A. 1962, and the University of California-Berkeley, L.L.B. 1965.

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

ITEM 11. EXECUTIVE COMPENSATION

  This information is incorporated by reference to the Company's definitive proxy statement which has been filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's definitive proxy statement which has been filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's definitive proxy statement under the caption "Executive Compensation" which has been filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM

  (a) Financial Statements and Schedules.

  The following financial statements are contained in registrant's 1996 Annual Report to Stockholders and are incorporated in this Report on Form 10-K by this reference:

                                                                      PAGE OF
                                                                   ANNUAL REPORT
                                                                   -------------
   First Republic Bancorp Inc.
   At December 31, 1996 and 1995:
     Consolidated Balance Sheet...................................       38
   Years ended December 31, 1996, 1995 and 1994:
     Consolidated Statement of Income.............................       40
     Consolidated Statement of Stockholders' Equity...............       41
     Consolidated Statement of Cash Flows.........................       42
   Notes to Consolidated Financial Statements.....................       43
   Report of Independent Auditors.................................       55

  All schedules are omitted as not applicable.

  (b) Reports on Form 8-K.

  The Company filed a report dated October 18, 1996 on Form 8-K reporting the Company's earnings for the quarter and nine months ended September 30, 1996.

  The Company filed a report dated January 29, 1997 on Form 8-K reporting the Company's earnings for the quarter and year ended December 31, 1996.

  The Company filed a report dated February 18, 1997 on Form 8-K reporting its engagement of an investment banking firm to consider strategic alternatives.

  The Company filed a report dated February 28, 1997 on Form 8-K reporting its announcement of the redemption of its convertible subordinated debentures due 2002.

  (c) Exhibits.

  NOTE: Exhibits marked with a plus sign (+) are incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 33-4608). Exhibits marked with two plus signs (++) are incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1987. Exhibits marked with three plus signs (+++) are incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-18963). Exhibits marked with a diamond (u) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1988. Exhibits marked with two diamonds (uu) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1989. Exhibits marked with three diamonds (uuu) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990. Exhibits marked with one asterisk (*) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-42426). Exhibits marked with one pound sign (#) are incorporated by reference to Registrant's Registration Statement on Form S-2 (No. 33-43858). Exhibits marked with two pound signs (##) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-45435). Exhibits marked with three pound signs (###) are incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-54136). Exhibits marked with four pound signs (####) are incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1992. Exhibits marked with one dagger sign (+) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-60958). Exhibits marked with two dagger signs (++) are incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 33-66336). Exhibits marked with three dagger signs (+++) are incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995. Exhibits marked with four dagger signs (++++) are incorporated by reference to the Registrant's Notice and Proxy Statement with Appendices thereto as filed on March 17, 1997. Each such Exhibit had the number in parentheses immediately following the description of the Exhibit herein.

    3.1###  Certificate of Incorporation, as amended. (3.1)
    3.2+++  By-Laws as currently in effect.
    4.1#    Indenture dated as of September 1, 1991 between First Republic
            Bancorp Inc. and National City Bank of Minneapolis. (10.35)
    4.2##   Supplemental Indenture dated as of November 1, 1991 between First
            Republic Bancorp Inc. and National City Bank of Minneapolis.
            (10.35)
    4.3###  Indenture dated as of December 1, 1992 between First Republic
            Bancorp Inc. and U.S. Trust Company of California, N.A. (4.1)
    4.4+    Indenture dated as of May 15, 1993, between First Republic Bancorp
            Inc. and United States Trust Company of New York. (4.1)
    4.5++   Indenture dated as of August 4, 1993, between First Republic
            Bancorp Inc. and United States Trust Company of New York. (4.1)
    10.1+++ Employee Stock Ownership Plan. (10.1)
    10.2+   Employee Stock Ownership Trust. (10.16) 10.3** 1985 Stock Option
            Plan. (10.3)
            Employment offers of James H. Herbert, II, and Katherine August-
    10.4+   deWilde.(10.22)
    10.5++  Continuing Guarantee dated August 3, 1987 of the Registrant. (19.2)
            Pledge Agreement dated September 8, 1987 between Pacific Trust
            Company, as trustee for the First Republic Bancorp Inc. Employee
    10.6++  Stock Ownership Plan and the Registrant. (19.6(b))
    10.7+++ Key man life insurance policy on James H. Herbert, II. (10.33)
    10.8u   Employment offer of Willis H. Newton, Jr. (10.37)
    10.9uuu Sublease Agreement dated October 20, 1989 between the Registrant,
            Wells Fargo Bank and 111 Pine Street Associates with related master lease and amendments thereto attached. (10.44)

    10.10uu   Lease Agreement dated January 5, 1990 between the Registrant and
              Honorway Investment Corporation. (10.45)
    10.11*    Advances and Security Agreement dated as of June 24, 1991 between the Federal Home Loan Bank of San Francisco ("FHLB") and First
              Republic Savings Bank. (10.29)
    10.12###  Subordinated Capital Notes by First Republic Thrift & Loan to
              First Republic Bancorp Inc. outstanding as of October 30, 1992, nos. 1001-1010 and no. 1013. (10.34)
    10.13###  Form of 1992 Performance-Based Contingent Stock Option Agreement.
              (10.35)
    10.14+++  Form of 1995 Performance-Based Contingent Stock Option
              Agreement.(10.15)
    10.15#### Employee Stock Purchase Plan. (10.23)
    10.16++++ Amended and Restated Employee Stock Option Plan (Exhibit A)
    10.17++++ 1997 Restricted Stock Plan (Exhibit B)
    10.18     Form of Change in Control Severance Benefits Plan Agreement
    10.19     Form of Change in Control Retention Bonus and Insurance Benefits
              Plan Agreement
    11.1      Statement of Computation of Earnings Per Share.
    12.1      Statement of Computation of Ratios of Earnings to Fixed Charges.
    13.1      1996 Annual Report to Stockholders.
    21.1      Subsidiaries of First Republic Bancorp Inc.
    23.1      Consent of KPMG Peat Marwick LLP.
    27        Financial Data Schedule.

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

March 12, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

        /s/ Roger O. Walther
-------------------------------------  Chairman of the Board     March 12, 1997
         (ROGER O. WALTHER)

      /s/ James H. Herbert, II         President, Chief
-------------------------------------   Executive Officer and    March 12, 1997
       (JAMES H. HERBERT, II)           Director

    /s/ Katherine August-deWilde       Executive Vice
-------------------------------------   President, Chief         March 12, 1997
     (KATHERINE AUGUST-DEWILDE)         Operating Operating
                                        Officer and Director

      /s/ Willis H. Newton, Jr.        Senior Vice President
-------------------------------------   and Chief Financial      March 12, 1997
       (WILLIS H. NEWTON, JR.)          Officer (Principal
                                        Financial Officer)

      /s/ Ignacios Alferos, Jr.        Vice President, and
-------------------------------------   Controller (Principal    March 12, 1997
       (IGNACIO ALFEROS, JR.)           Accounting Officer)

     /s/ Richard M. Cox-Johnson
-------------------------------------  Director                  March 12, 1997
      (RICHARD M. COX-JOHNSON)

              SIGNATURE                         TITLE                 DATE

      /s/ Kenneth W. Dougherty
-------------------------------------   Director                March 12, 1997
       (KENNETH W. DOUGHERTY)

    /s/ Frank J. Fahrenkopf, Jr.
-------------------------------------   Director                March 12, 1997
     (FRANK J. FAHRENKOPF, JR.)

         /s/ L. Martin Gibbs
-------------------------------------   Director                March 12, 1997
          (L. MARTIN GIBBS)

          /s/ James F. Joy
-------------------------------------   Director                March 12, 1997
           (JAMES F. JOY)

         /s/ John F. Mangan
-------------------------------------   Director                March 12, 1997
          (JOHN F. MANGAN)

       /s/ Barrant V. Merrill
-------------------------------------   Director                March 12, 1997
        (BARRANT V. MERRILL)

            EXHIBIT NO.                             DESCRIPTION
            -----------                             -----------
 10.18............................  Form of Change in Control Severance
                                    Benefits Plan Agreement
 10.19............................  Form of Change in Control Retention Bonus
                                    and Insurance Benefits Plan Agreement
 11.1.............................  Statement of Computation of Earnings Per
                                    Share.
 12.1.............................  Statement of Computation of Ratios of
                                    Earnings to Fixed Charges.
 13.1.............................  1996 Annual Report to Stockholders.
 21.1.............................  Subsidiaries of First Republic Bancorp Inc.
 23.1.............................  Consent of KPMG Peat Marwick LLP.
 27...............................  Financial Data Schedule.