Form 10-Q
period 1997-03-31
FIRST REPUBLIC BANCORP INC
filed 1997-05-15
CIK 770975

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For Quarter Ended                                   Commission
March 31, 1997                                   File No. 0-15882
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

Common Stock , par value $.01 per share, of First Republic Bancorp Inc. outstanding at May 9, 1997, 10,029,657 shares.

                   First Republic Bancorp Inc.
                            Form 10-Q

                          March 31, 1997

                              Index
                                                             PAGE
                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet -
           March 31, 1997 and December 31, 1996                 3

           Consolidated Statement of Income - Quarter
           Ended March 31, 1997 and 1996                        5

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1997 and 1996           6

           Notes to Consolidated Financial
           Statements                                           7

  Item 2 - Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                            8

PART II - OTHER INFORMATION                                    27

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



  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                            March 31,             December 31,
                                                               1997                   1996
                                                               ----                   ----
                                                           (Unaudited)

ASSETS
  Cash                                                    $ 19,940,000            $ 26,398,000
  Federal funds sold and short term investments             24,400,000               2,900,000
  Investment securities at cost                             50,189,000              52,899,000
  Investment securities at market                          102,622,000             103,673,000
  Federal Home Loan Bank Stock, at cost                     33,176,000              32,649,000
                                                            ----------              ----------

                                                           230,327,000             218,519,000

Loans
  Single family (1-4 unit) mortgages                     1,170,223,000           1,224,542,000
  Multifamily (5+ units) mortgages                         320,919,000             320,715,000
  Commercial real estate mortgages                         284,436,000             285,141,000
  Commercial business loans                                  2,095,000               2,434,000
  Single family construction                                36,056,000              36,686,000
  Multifamily/commercial construction                       12,568,000               7,347,000
  Equity lines of credit                                    41,901,000              35,497,000
  Other loans                                               11,297,000               2,651,000
  Loans held for sale                                       59,658,000               8,436,000
                                                            ----------               ---------

                                                         1,939,153,000           1,923,449,000

Less
  Unearned loan fee income                                  (3,196,000)             (3,116,000)
  Reserve for possible losses                              (18,351,000)            (17,520,000)
                                                           -----------             -----------

   Net loans                                             1,917,606,000           1,902,813,000

  Accrued interest receivable                               14,268,000              13,084,000
  Mortgage servicing rights                                  2,067,000               1,397,000
  Prepaid expenses and other assets                         10,525,000              11,964,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                           4,326,000               4,509,000
  Real estate owned (REO)                                    4,334,000               4,313,000
                                                             ---------               ---------



                                                       $ 2,183,453,000         $ 2,156,599,000
                                                       ===============         ===============

See notes to financial statements.

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                 March 31,             December 31,
                                                                    1997                   1996
                                                                    ----                   ----
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Customer deposits
  Passbook, MMA and NOW checking accounts                     $  331,106,000         $   293,844,000
  Certificates of deposit                                      1,046,776,000           1,059,304,000
                                                               -------------           -------------

   Total customer deposits                                     1,377,882,000           1,353,148,000

  Interest payable                                                12,662,000              14,592,000
  Other liabilities                                                9,483,000              10,086,000
  Federal Home Loan Bank advances                                591,530,000             591,530,000
  Other borrowings                                                   583,000                 667,000
                                                                     -------                 -------

   Total senior liabilities                                    1,992,140,000           1,970,023,000

  Senior subordinated debentures                                   9,966,000               9,966,000
  Subordinated debentures                                         19,485,000              19,515,000
  Convertible subordinated debentures                                     --              30,685,000
                                                                  ----------              ----------

   Total liabilities                                           2,021,591,000           2,030,189,000
                                                               -------------           -------------


Stockholders' equity
  Common stock                                                       105,000                  81,000
  Capital in excess of par value                                 109,953,000              79,369,000
  Retained earnings                                               57,135,000              53,115,000
  Deferred compensation -- ESOP                                     (583,000)               (667,000)
  Treasury shares, at cost                                        (4,763,000)             (4,763,000)
  Unrealized gain (loss)-available for sale securities                15,000                (725,000)
                                                                      ------                --------

   Total stockholders' equity                                    161,862,000             126,410,000
                                                                 -----------             -----------


                                                              $2,183,453,000          $2,156,599,000
                                                              ==============          ==============

See notes to financial statements.

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)


                                                             QUARTER ENDED
                                                                March 31,
                                                                ---------

                                                        1997                1996
                                                        ----                ----
Interest income:
  Interest on real estate and other loans           $ 38,080,000        $ 35,173,000
  Interest on investments                              3,375,000           3,485,000
                                                       ---------           ---------

   Total interest income                              41,455,000          38,658,000
                                                      ----------          ----------

Interest expense:
  Interest on customer deposits                       18,991,000          17,160,000
  Interest on FHLB advances and borrowings             8,629,000           8,800,000
  Interest on debentures                                 826,000           1,442,000
                                                         -------           ---------

   Total interest expense                             28,446,000          27,402,000
                                                      ----------          ----------

Net interest income                                   13,009,000          11,256,000
Provision for losses                                     500,000           1,773,000
                                                         -------           ---------

Net interest income after provision for losses        12,509,000           9,483,000
                                                      ----------           ---------

Non-interest income:
  Servicing fees, net                                    488,000             642,000
  Loan and related fees                                  195,000             433,000
  Gain on sale of loans                                1,090,000             172,000
  Other income                                            23,000              20,000
                                                          ------              ------

   Total non-interest income                           1,796,000           1,267,000
                                                       ---------           ---------

Non-interest expense:
  Salaries and related benefits                        3,226,000           2,214,000
  Occupancy                                              871,000             784,000
  Advertising                                            466,000             496,000
  Professional fees                                      226,000             229,000
  FDIC insurance premiums                                 42,000              78,000
  REO costs and losses                                   644,000             726,000
  Other general and administrative                     1,958,000           1,483,000
                                                       ---------           ---------

   Total non-interest expense                          7,433,000           6,010,000
                                                       ---------           ---------

Income before income taxes                             6,872,000           4,740,000
Provision for income taxes                             2,852,000           1,970,000
                                                       ---------           ---------


Net income                                           $ 4,020,000         $ 2,770,000
                                                     ===========         ===========

Net income adjusted for effect of convertible
  issue, used for fully diluted EPS                  $ 4,037,000         $ 3,166,000
                                                     ===========         ===========

Primary earnings per share                           $      0.43         $      0.36
                                                     ===========         ===========

Weighted average shares - primary                      9,299,684           7,595,620
                                                       =========           =========

Fully diluted earnings per share                     $      0.38         $      0.31
                                                     ===========         ===========

Weighted average shares - fully diluted               10,670,962          10,119,887
                                                      ==========          ==========


See notes to financial statements.

FIRST REPUBLIC BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                     Three Months ended
                                                                           March 31,
                                                                           ---------
                                                                 1997                    1996
                                                                 ----                    ----
Operating Activities
  Net Income                                               $   4,020,000            $  2,770,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for losses                                        500,000               1,773,000
     Provision for depreciation and amortization                 763,000               1,060,000
     Amortization of loan fees                                  (347,000)               (600,000)
     Amortization of mortgage servicing rights                   144,000                 105,000
     Amortization of investment securities discounts             (11,000)                (11,000)
     Amortization of investment securities premiums              123,000                  54,000
     Loans originated for sale                               (33,292,000)            (21,435,000)
     Loans sold into commitments                              34,547,000              29,385,000
     Increase in deferred taxes                                 (571,000)               (416,000)
     Net gains on sale of loans                               (1,090,000)               (172,000)
     Increase in interest receivable                          (1,711,000)             (1,040,000)
     Decrease in interest payable                             (1,930,000)             (1,167,000)
     (Increase) decrease in other assets                        (231,000)                951,000
     Increase (decrease) in other liabilities                   (113,000)                649,000
                                                                --------                 -------

     Net Cash Provided By Operating Activities                   801,000              11,906,000

Investment Activities
     Loans originated                                       (167,281,000)           (177,506,000)
     Other loans sold                                         51,699,000              12,989,000
     Principal payments on loans                              96,480,000              99,496,000
     Purchases of investment securities                              ---             (18,969,000)
     Repayments of investment securities                       5,323,000               4,582,000
     Additions to fixed assets                                  (112,000)               (110,000)
     Net proceeds from sale of real estate owned               2,708,000               1,087,000
                                                               ---------               ---------

     Net Cash Used by Investing Activities                   (11,183,000)            (78,431,000)

Financing Activities
     Net increase in passbook, MMA and NOW accounts           37,262,000              37,131,000
     Issuance of certificates of deposit                      57,731,000              93,655,000
     Repayments of certificates of deposit                   (70,259,000)            (76,221,000)
     Increase in long term FHLB advances                             ---              15,000,000
     Repayments of other long term borrowings                    (84,000)                    ---
     Net decrease in short term borrowings                           ---              (4,000,000)
     Decrease in deferred compensation - ESOP                     84,000                     ---
     Repayments of subordinated debentures                       (30,000)                (16,000)
     Proceeds from employee stock purchase plan                   72,000                  85,000
     Proceeds from common stock options exercised                648,000                 131,000
                                                                 -------                 -------


     Net Cash Provided by Financing Activities                25,424,000              65,765,000

     Increase (decrease) in Cash and Cash Equivalents         15,042,000                (760,000)

     Cash and Cash Equivalents at Beginning of Period         29,298,000              30,918,000
                                                              ----------              ----------


     Cash and Cash Equivalents at End of Period             $ 44,340,000            $ 30,158,000
                                                            ============            ============

  Supplemental noncash activities:
     Conversion of convertible subordinated
      debentures to common stock                            $ 30,685,000                     ---
                                                            ============            ============

See notes to financial statements.

                   FIRST REPUBLIC BANCORP INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of First Republic Bancorp Inc. ("First Republic") include its Nevada chartered thrift company subsidiary, First Republic Savings Bank ("the Bank"). First Republic and its subsidiary are collectively referred to as the "Company." All material intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made to the 1996 financial statements in order for them to conform with the 1997 presentation.

These interim financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders and Consolidated Financial
Statements and Notes thereto. Results for the quarter ended March 31, 1997 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides guidance for distinguishing transfers of financial assets that are "sales" from transfers that are "secured borrowings." This Statement supersedes or amends numerous existing guidelines and earlier adoption is not permitted.

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

The Company has not historically entered into transactions which meet the new definitions of transfers that are secured borrowings, entered into transfers resulting in servicing receivables in excess of contractual service fees or owned interest only strips.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and replaces the presentation of primary EPS with a presentation of "basic EPS." SFAS No. 128 makes modest revisions to the fully diluted EPS calculation which will be designated as "diluted EPS." It also requires dual presentation of a basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Republic is a financial services company operating in California and Nevada as a thrift and loan holding company and as a mortgage banking company, originating, holding or selling, and servicing mortgage loans. First Republic owns and operates First Republic Savings Bank, a Nevada-chartered, FDIC-insured thrift company subsidiary. First Republic Savings Bank is a member of the FDIC's Bank Insurance Fund ("BIF").

On October 31, 1996, the Company completed the merger of its two thrift and loan subsidiaries, with the merger of First Republic Thrift & Loan into First Republic Savings Bank, in order to achieve certain operational efficiencies. Subsequent to the merger, First Republic Savings Bank is the surviving legal entity and continues to operate in both Nevada and California in substantially the same manner as each subsidiary had been operating.

Additionally, the Company may in the future pursue a change in the legal charter of First Republic Savings Bank from a thrift company charter to a commercial bank charter. Such a charter change would allow the Company to provide additional services, including traditional demand deposit checking accounts, to its customers. The Company is also considering merging the parent company into the merged operating subsidiary, if such subsidiary is converted to a commercial bank. These remaining potential corporate reorganizations are subject to regulatory approval and the Company's review of various business considerations and federal and state laws; the holding company merger is

------------------

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

During the first quarter of 1997, the Company continued its focus on single family lending, and the level of loan originations were comparable to the prior year as a result of strong customer demand for home purchases and improved secondary market conditions allowing the amount of loans sold or originated for sale to investors to be higher. For the quarter ended March 31, 1997, the Company originated $200.6 million of loans and loan sales were $86.2 million, as compared to loan originations of $198.9 million and loan sales of $42.4 million for the quarter ended March 31, 1996. Total loans of all types originated by the Company in 1996 were $848.3 million, and loan sales were $172.8 million in 1996.

The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's mortgage servicing portfolio consisted of $846.0 million in loans at March 31, 1997.

The  following  table  presents  certain   performance  ratios  and  share  data
information for the Company for the last periods indicated:

                                                         At or for the three months                 At or for the Year
                                                               Ended March 31,                      Ended December 31,
                                                               ---------------            ------------------------------------
                                                             1997           1996           1996           1995           1994
                                                             ----           ----           ----           ----           ----
Performance Ratios:
 Return on average assets*                                   0.74%          0.57%          0.61%          0.07%          0.47%
 Return on average equity*                                  11.31          10.06          10.86           1.08           6.77
 Average equity to average assets                            6.55           5.68           5.63           6.00           6.94
 Leverage ratio                                              7.44           5.73           5.90           5.84           6.43
 Total risk-based capital ratio                             15.08          15.06          14.80          15.00          16.32
 Net interest margin*                                        2.36           2.33           2.32           1.97           2.47
 Non-interest expense to average assets*                     1.25           1.09           1.17           1.07           1.28
 Nonaccruing assets to total assets                          1.32           2.41           1.32           2.46           2.41
 Nonaccruing assets and performing restructured
   loans to total assets                                     1.30           2.73           1.66           3.13           3.43
 Net loan chargeoffs (recoveries) to average loans*         (0.68)          0.23           0.35           0.69           0.58
 Reserve for possible losses to total loans                  0.95           1.09           0.91           1.07           0.96
 Reserve for possible losses to nonaccruing loans              80%            59%            72%            49%            44%

Share Data:

 Common shares outstanding                               9,992,426      7,348,974      7,716,258      7,330,400      7,444,703
 Tangible book value per common share                       $16.19         $15.16         $16.46         $14.76         $14.40

----------
*Three months data is annualized


The Bank's retail deposits and FHLB advances are the Company's principal source of funds with loan principal repayments, sales of loans, and the proceeds from debt and equity financings as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San Diego County, California and in Las Vegas, Nevada.

First Republic Savings Bank is an approved voluntary member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank is currently approved for approximately 40% of its total assets or approximately $867.6 million of FHLB advances at March 31, 1997. Such advances are collateralized by real estate mortgage loans and $591.5 million has been advanced at March 31, 1997. Membership in the FHLB provides the Bank with an alternative funding source for its loans.

The Bank, whose deposits are insured by the FDIC BIF, operates four branches in San Francisco, a branch in San Rafael in Marin County north of San Francisco, a branch in San Mateo south of San Francisco, a branch in Los Angeles, a branch in Beverly Hills, three branches in San Diego County and two branches in Las Vegas, Nevada. As of March 31, 1997, the Bank had total assets of $2,169,066,000, tangible shareholder's equity of $155,249,000 and total capital (consisting of tangible shareholder's equity, subordinated capital notes and reserves) of $183,580,000. At March 31, 1997, the Bank's tangible shareholder's equity as a percentage of total assets was 7.16% and its total capital as a percentage of risk adjusted assets was 13.29%, compared to a risk adjusted capital ratio requirement of 8.0%. Under FDIC regulations, the Bank calculates its Leverage Ratio at 7.19%, using Tier 1 capital (as defined under the FDIC's risk-based capital definitions) and average total assets for the most recent quarter.

LIQUIDITY
---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At March 31, 1997, the investment securities portfolio of $152,811,000, plus cash and short term investments of $44,340,000, amounted to $197,151,000, or 9.0% of total assets. At March 31, 1997, 91% of the Company's investments mature within twelve months or are adjustable rate in nature. At March 31, 1997, the Company owned no investments of a trading nature.

Additional sources of liquidity at March 31, 1997 could be provided by approximately $122,000,000 of borrowings collateralized by investment securities and available unused FHLB advances of approximately $276,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
------------------------------

The Company seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. To achieve this objective, the Company emphasizes the origination of adjustable interest rate or short-term fixed rate loans and the matching of adjustable rate asset repricings with short- and intermediate-term investment certificates and adjustable rate borrowings. The Company's profitability may be adversely affected by rapid changes in interest rates. Institutions with long-term assets (both loans and investments) can experience a decrease in profitability and in the value of such assets if the general level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage loans and investments, at March 31, 1997 approximately 68% of these assets which adjust within one year were assets based on an interest rate index which generally lags increases and decreases in market rates (the 11th District Cost of Funds Index or "COFI"). Additionally, the Company's loans contain interim rate increase caps or limitations which can contribute to a further lagging of rates earned on loans. At March 31, 1997, approximately 88% of the Company's interest-earning assets and 81% of interest-bearing liabilities will reprice within the next year and the Company's one-year cumulative GAP is positive 11.3%. Despite the Company's positive repricing position, the Company's net interest margin decreased in the first and second quarters of 1995, but began to increase gradually in the third and fourth quarters of 1995. For most of 1996 and the first quarter of 1997, market rates of interest were relatively stable and the Company's net interest margin was higher and more stable, averaging 2.36% in the first quarter of 1997 and 2.32% for all of 1996 versus 1.97% for all of 1995. Important factors affecting the Company's net interest margin include competition and conditions in the home loan market which affect loan yields, the cost of the Company's FHLB advances, mortgage loan repricings being subject to interim limitations on asset repricings, the Company's strategy to increase its home loans which carry lower margins.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at March 31, 1997. Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period, will serve to enhance earnings in

-----------------------------------------

a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. See "-Results of Operations" for a discussion of the change in the Company's net interest spread for the quarter ended March 31, 1997. A portion of the Company's adjustable loans carry minimum interest rates, or floors, which became the effective loan yield as rates declined from the levels in prior periods and approximately $188,796,000 of such loans remain at these minimum interest rates as of March 31, 1997. The following table illustrates projected maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at March 31, 1997:



                                                           FIRST REPUBLIC BANCORP
                                                  ASSET & LIABILITY REPRICING SENSITIVITY
                                                                March 31, 1997
                                                                    (000's)


                                        3 Months       3 to       6 to        1 to       2 to        Over   Non Interest
ASSETS:                   Immediate      or Less    6 Months   12 Months    2 Years     5 Years    5 Years  Sensitive      TOTAL
                          ---------      -------    --------   ---------    -------     -------    -------  ---------      -----
Loans (1)                         0      989,887     610,716      98,537     39,936     151,169     48,908          0   1,939,153

Securities                        0      137,884       8,867      17,673          0           0     21,563          0     185,987

Cash & short-term
 investments                 42,340        2,000           0           0          0           0          0          0      44,340

Non-interest bearing
 assets, net                      0            0           0           0          0           0          0     13,973      13,973
                             ------      -------     -------    --------   --------      ------     ------   --------    --------


 TOTAL                       42,340    1,129,771     619,583     116,210     39,936     151,169     70,471     13,973   2,183,453



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

Now, Passbooks & MMA's            0      286,756      26,166      12,996      5,188           0          0          0     331,106

Certificates of deposit:
 $100,000 or greater              0       19,985      18,346      38,050     17,488       4,285        100          0      98,254
 less than $100,000               0      205,977     200,991     329,120    170,863      41,504         67          0     948,522

FHLB advances                     0      190,000     244,170      62,360          0      72,500     22,500          0     591,530

ESOP debt                       583            0           0           0          0           0          0          0         583

Other short-term debt             0            0           0           0          0           0          0          0           0

Other liabilities                 0            0           0           0          0           0          0     21,145      21,145

Subordinated debt                 0            0           0           0          0       1,497     27,954          0      29,451

Equity                            0            0           0           0          0           0          0    161,862     161,862
                             ------      -------     -------    --------   --------      ------     ------   --------    --------

 TOTAL                          583      702,718     489,673     442,526    193,539     119,786     50,621    184,007   2,183,453



Repricing Assets
 over (under) liab           41,757      427,053     129,910    (326,316)  (153,603)     31,383     19,850   (170,034)          0

Effect of swaps                   0            0     (25,000)          0          0      25,000          0          0           0
                             ------      -------     -------    --------   --------      ------     ------   --------    --------

Hedged gap                   41,757      427,053     104,910    (326,316)  (153,603)     56,383     19,850   (170,034)          0
                             ======      =======     =======    ========   ========      ======     ======   ========    ========

Gap as % of
 Total assets                 1.91%       19.56%       4.80%     -14.94%     -7.03%       2.58%      0.91%     -7.79%       0.00%
                              ====        =====        ====       =====       ====        ====       ====       ====        ====

Cumulative gap               41,757      468,810     573,720     247,404     93,801     150,184    170,034          0           0
                             ======      =======     =======     =======     ======     =======    =======      =====       =====

Cumulative gap                1.91%       21.47%      26.28%      11.33%      4.30%       6.88%      7.79%      0.00%       0.00%
 as % of assets               ====        =====       =====       =====       ====        ====       ====       ====        ====




     (1) Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Such loans are generally adjustable monthly, semiannually, or annually based upon changes in the FHLB 11th District Cost of Funds Index (COFI), the One Year Treasury Constant
          Maturity Index, the Twelve Month Moving Average One Year Treasury Index or the Prime rate, subject generally to a maximum increase of 2% annually and 5% over the lifetime of the loan.

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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,335,000,000 which terminate in periods ranging from May 1997 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 8.5% to 12.5% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, at March 31, 1997, $37,400,000 of the Bank's advances with the FHLB contained interest caps of 12.0% as part of the borrowing agreements. The cost of interest rate cap transactions is amortized over their lives and totaled $391,000 and $399,000 for the three months ended March 31, 1997 and 1996, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At March 31, 1997, the Company had entered into interest rate swaps with the FHLB in the notional principal amount of $25,000,000 to convert the fixed rate on certain long-term FHLB advances to semi-annual adjustable liabilities. The availability of long-term FHLB advances, with a weighted average maturity of approximately 10 years at March 31, 1997, has reduced the Company's dependence upon retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

From 1990 to 1995, the Company utilized FHLB advances as a supplement to deposit gathering to fund its asset growth. FHLB advances require no deposit insurance premiums and operational overhead costs are less than for deposits. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of the Bank. At March 31, 1997, total FHLB advances outstanding were $591,530,000. Of this amount, $520,830,000 had an original maturity of 10 years or more and $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding for its term real estate assets with longer lives. First Republic Savings Bank is subject to the provisions of the Nevada Thrift Companies Act, which requires that the amount of customer deposits be in compliance with FDIC guidelines.

CAPITAL RESOURCES
-----------------

The Company continues to maintain a strong capital base. At March 31, 1997, the Company's total capital, including total stockholders' equity, debentures and reserves was $209,664,000. Total stockholders' equity at March 31, 1997 has increased by $35,452,000 since December 31, 1996. This increase results primarily from the Company's conversion of all of its outstanding 7 1/4% convertible subordinated debentures due 2002 into shares of common stock. As a result, the number of shares outstanding at March 31, 1997 was approximately 2,245,000 higher than at December 31, 1996, at which time $30,685,000 of these convertible debentures were outstanding. Net income was $4,020,000 for the first three months of 1997 and there was an increase of $740,000 in the market value of that portion of the Company's portfolio of securities which are classified as available for sale.

First Republic is not a bank holding company, and unlike First Republic Savings Bank, is not directly regulated or supervised by the FDIC, nor is it regulated by the Federal Reserve Board or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company calculates that at March 31, 1997 its leverage ratio would have been 7.4%, and its total risk based capital ratio would have been 15.1%.

As of March 31, 1997, the Company held 425,394 shares of common stock as treasury stock. These shares were repurchased in 1995 and prior years, with a total cost of $4,763,000. As of March 31, 1997, 170,000 shares were remaining under the Company's authorized stock repurchase plan.

During the first three months of 1997, First Republic received from the Bank dividends of $1,150,000 representing approximately 25% of the Bank's earnings for the fourth quarter of 1996. First Republic also received interest payments of $263,000 from the Bank for the three months ended March 31, 1997. The ability of First Republic to receive future dividends and other payments from the Bank depends upon the operating results and capital level of the Bank, restrictions upon such payments imposed by creditors of the Bank, FDIC regulations and other governmental regulations governing the Bank.

RESULTS OF OPERATIONS -   Quarter Ended March 31, 1997 Compared
-----------------------   -------------------------------------
                          to Quarter Ended March 31, 1996
                          -------------------------------

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

During the first quarter of 1997, First Republic's total assets grew to $2,183,453,000 at March 31, 1997 from $2,156,599,000 at December 31, 1996, primarily as a result of an increase in single family mortgage loans currently classified as held for sale. The Company's loan originations for the first quarter of 1997 were $200,573,000, compared to $199,452,000 for the fourth quarter of 1996 and $198,941,000 for the first quarter of 1996. The amount of total loans originated in the first quarter of 1997 was consistent with those originated in the fourth quarter of 1996, but there was a $23 million decrease in multifamily lending and a $23 million increase in single family lending from the prior quarter. Single family loans originated in the first quarter of 1997 were $154 million compared to $161 million in the first quarter of 1996 and $644 million for all of 1996.

Mortgage banking activity resulted in the sale of $86,246,000 of single family loans to secondary market investors during the first quarter of 1997, compared with $42,374,000 in the first quarter of 1996 and an additional $59,658,000 were classified as held for sale to March 31, 1997. The Company's portfolio of real estate loans serviced for secondary market investors increased to $845,972,000 at March 31, 1997 from $799,500,000 at December 31, 1996. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the strength of the general economy and the housing industry, and conditions in the secondary loan sale markets.

The Company reported net income of $4,020,000 for the first quarter of 1997 as compared to $2,770,000 in the same quarter of 1996. Fully diluted earnings per share was $0.38 for the first quarter of 1997, compared to $0.31 for the similar period in 1996. First Republic's pretax operating results for the quarter ended March 31, 1997 were higher than a year ago primarily because the Company's net interest income for the first quarter was $1,753,000 higher in 1997 than 1996, and the provision for loan losses was $1,223,000 lower.

Total interest income increased to $41,455,000 for the first quarter of 1997 from $38,658,000 for the first quarter of 1996. Interest income on real estate and other loans increased to $38,089,000 for the first quarter of 1997, compared to $35,173,000 in 1996. The average yield on loans was 7.83% in the first quarter of 1997 compared to 7.91% for the fourth quarter of 1996 and was 8.22% for the first quarter of 1996. The Company's yield on loans is affected by market rates, the level of adjustable rate loan indexes, the effect of new single family loans earning lower initial rates of interest and the level of nonaccrual loans. The Company's total loans receivable outstanding increased from $1,923,449,000 at December 31, 1996 to $1,939,153,000 at March 31, 1997. As
a percentage of the Company's permanent loan portfolio, loans secured by single family residences increased to 65% at March 31, 1997 from 62% at March 31, 1996.

RESULTS OF OPERATIONS -   Quarter Ended March 31, 1997 Compared
-----------------------   -------------------------------------
                          to Quarter Ended March 31, 1996 (Continued)
                          -------------------------------------------

Interest income on cash, short-term investments and investment securities decreased as a result of a lower average portfolio for the quarter earning a slightly lower average rate. Such interest income was $3,375,000 in the first quarter of 1997 compared to $3,485,000 in the same period of 1996. The average investment position was $207,802,000 during the first quarter of 1997 and earned 6.64% compared to an average position of $210,117,000 earning 6.76% during the first quarter of 1996. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the first quarter has increased to $28,446,000 in 1997 from $27,402,000 in 1996. Total interest expense consists of two components
- interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook, money market (MMA) and NOW checking accounts and certificates of deposit), increased to $18,991,000 in the first quarter of 1997 from $17,160,000 in the first quarter of 1996. The average rate paid on deposits was 5.63% for the first quarter of 1997, compared to 5.68% for the fourth quarter of 1996 and 5.90% for the first quarter of 1996. Interest expense on other borrowings decreased to $9,455,000 in the first quarter of 1997 from $10,242,000 in the first quarter of 1996, as a result of a lower average rate paid on a higher average level of FHLB advances and the full conversion of the Company's outstanding 7 1/4% convertible subordinated debentures due 2002 by March 31, 1997. The average rate paid on the Company's other borrowings and FHLB advances, excluding longer term debentures, was 5.91% for the first quarter of 1997, compared to 5.94% for the fourth quarter of 1996, and 6.13% for the first quarter of 1996; thus the average rate paid on these liabilities, primarily FHLB advances, decreased 3 basis points (0.03%) from the fourth quarter of 1996 to the first quarter of 1997 and 22 basis points (0.22%) from the first quarter of 1996 to the first quarter of 1997.

The Company's net interest income was $13,009,000 for the first quarter of 1997, compared to $11,256,000 for the first quarter of 1996, as a result of earning a slightly higher spread on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 2.36% for the first quarter of 1997, compared to 2.33% for the first quarter of 1996 and 2.32% for all of 1996.

Non-interest income for the first quarter of 1997 increased to $1,796,000 from $1,267,000 in the first quarter of 1996, primarily due to increased gains on sale of loans. Service fee revenue, net of amortized costs on the Company's mortgage servicing rights, was $488,000 for the first quarter of 1997 compared to $642,000 for the same period of 1996, primarily due to lower average servicing fees and higher amortization costs. The average balance of the servicing portfolio increased to $811,483,000 for the first quarter of 1997 compared to $799,999,000 for the first quarter of 1996. Total loans serviced were $845,972,000 at March 31, 1997 and $798,856,000 at December 31, 1996. The
percentage of servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees, on the outstanding loan balances serviced, which averaged approximately 0.31% for the three months of 1997 compared to 0.34% for all of 1996.

For the first quarter, loan and related fee income was $195,000 in 1997 and $433,000 in 1996. This

RESULTS OF OPERATIONS -   Quarter Ended March 31, 1997 Compared
-----------------------   -------------------------------------
                          to Quarter Ended March 31, 1996 (Continued)
                          -------------------------------------------

income category includes miscellaneous fees which vary with market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity and market conditions.

The Company sells whole loans and loan participations in the secondary market under several specific programs. The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains on loan sales will fluctuate. Loan sales were $86,246,000 for the first quarter of 1997 and $42,374,000 for the first quarter of 1996. The Company computes a gain or loss on sale at the time of sale by comparing sales proceeds with the carrying value of the loans and by calculating the fair value of servicing rights retained. Most of the loans sold in the first quarter of 1997 were adjustable rate mortgages based on the COFI index. The sale of loans resulted in net gains of $1,090,000 for the first quarter of 1997, compared to $172,000 for the same period of 1996. The gain on the sale of loans includes the value attributed to mortgage loan servicing rights under SFAS No. 122, which was $814,000 for the first quarter of 1997 and $293,000 for the first quarter of 1996.

The Company's mortgage banking activities are focused on entering into formal commitments and informal agreements with institutional investors to originate on a direct flow basis single family mortgages which are priced and underwritten to conform to previously agreed upon criteria prior to loan funding and are delivered to the investor shortly after funding. Also, the Company has historically identified, from time to time, secondary market sources which have particular needs which can be filled primarily with adjustable rate single family loans held in its portfolio. As of March 31, 1997, the Company had agreed to sell an additional $55 million of single family loans with a scheduled closing date of May 1997.

Non-interest expense totaled $7,433,000 for the first quarter of 1997, compared to $6,010,000 for the same period in 1996. In 1997, the Company reported higher personnel costs related to higher loan volume and higher corporate profitability, increased advertising and professional costs from operating a large company and higher other operating costs. The Company's non-interest expense for the first quarter of 1997 included $644,000 related to results of operating REO properties and losses on disposition or changes in value of REO properties, net of gains on sold REO, compared to $726,000 of REO related expenses in the first quarter of 1996.

As a percentage of total assets, recurring general and administrative expenses, excluding REO related costs, was 1.25% for the first quarter of 1997, compared to 1.09% for the first quarter of 1996, and 1.17% for all of 1996. The Company's operating efficiency ratio, or net non-interest expense as a percentage of net interest income and recurring non-interest income, was 49.5% for the first quarter of 1997, compared to 42.8% for the same period in 1996 and 47.0% for all of 1996.

RESULTS OF OPERATIONS -   Quarter Ended March 31, 1997 Compared
-----------------------   -------------------------------------
                          to Quarter Ended March 31, 1996 (Continued)
                          -------------------------------------------

The following table presents for the first three months of 1997 and 1996, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest on nonaccrual loans is included only to the extent recognized on a cash basis. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35%.

                                                                             Three months Ended March 31,
                                                            ------------------------------------------------------------
                                                                        1997                                1996
                                                            --------------------------        --------------------------
                                                            Average             Yields/       Average             Yields/
                                                            Balance   Interest   Rates        Balance    Interest  Rates
                                                            -------   --------   -----        -------    --------  -----
                                                                                    (In thousands)
Assets:
Interest-bearing deposits with other institutions        $      989    $     11   4.51%    $    2,185    $     23   4.23%
Short-term investments                                       19,313         256   5.30         35,245         497   5.58
Investment securities                                       187,500       3,178   6.79        172,687       3,036   7.04
Loans                                                     1,945,780      38,080   7.83      1,711,556      35,173   8.22
                                                          ---------      ------             ---------      ------

 Total earning assets                                     2,153,582      41,525   7.71      1,921,673      38,729   8.06
                                                                         ------                            ------
Non interest-earning assets                                  17,788                            18,078
                                                             ------                            ------

 Total average assets                                    $2,171,370                        $1,939,751
                                                         ==========                        ==========


Liabilities and Stockholders' Equity:
Passbooks, MMA's and NOW checking                        $  316,497    $  3,794   4.86%    $  199,342     $ 2,378   4.80%
Certificates of deposit                                   1,051,079      15,197   5.86        970,634      14,782   6.13
                                                          ---------      ------               -------      ------

 Total customer deposits                                  1,367,576      18,991   5.63      1,169,976      17,160   5.90

Other borrowings                                            592,384       8,629   5.91        576,911       8,800   6.13
Subordinated debentures                                      46,370         826   7.13         64,045       1,442   9.01
                                                             ------         ---                ------       -----


 Total interest-bearing liabilities                       2,006,330      28,446   5.75      1,810,932      27,402   6.08
                                                                         ------                            ------
Non interest-bearing liabilities                             22,867                            18,727
Stockholders' equity                                        142,173                           110,092
                                                            -------                           -------

 Total average liabilities and stockholders' equity      $2,171,370                        $1,939,751
                                                         ==========                        ==========

Net interest spread                                                               1.96%                             1.98%
Net interest income and net interest margin                            $ 13,079   2.36%                   $11,327   2.33%
                                                                       ========                           =======


The Company's balance sheet at March 31, 1997 is generally comparable to that at December 31, 1996. Total assets have increased $26,854,000 to $2,183,453,000, while there was a net increase in the Company's loan portfolio of $15,704,000, including an increase of $51,222,000 in loans held for sale most of which will be sold in May 1997. Funds were raised primarily by retail deposits which increased $24,734,000. The Company's reserve for possible losses was $18,351,000 at March 31, 1997, and there were four foreclosed real estate properties resulting in other real estate owned with a net book value of $4,334,000.

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
-----------------------------------------------

The levels of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio, general economic conditions, and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased primarily the dollar amount and proportion of its loans secured by single family residences in 1996 and the first quarter of 1997. Substantially, all of the Company's net loan growth since December 31, 1995 is represented by growth in single family home loans.


                                        March 31,              December 31,
                                                               ------------
                                          1997             1996            1995
                                          ----             ----            ----
Loans:
Single family (1-4 units)           $1,228,140,000   $1,231,230,000    $983,331,000
Multifamily (5+ units)                 320,919,000      320,715,000     350,507,000
Commercial real estate                 284,436,000      285,141,000     286,824,000
Multifamily/commercial construction     12,568,000        7,347,000       9,013,000
Single family construction              36,056,000       36,686,000      19,349,000
Home equity credit lines                41,901,000       35,497,000      26,572,000
                                        ----------       ----------      ----------

 Real estate mortgages subtotal      1,924,020,000    1,916,616,000   1,675,596,000
                                     -------------    -------------   -------------

Commercial business and other           15,133,000        6,833,000       6,667,000
                                        ----------        ---------       ---------

 Total loans                         1,939,153,000    1,923,449,000   1,682,263,000

Unearned fee income                     (3,196,000)      (3,116,000)     (4,380,000)
Reserve for possible losses            (18,351,000)     (17,520,000)    (18,068,000)
                                       -----------      -----------     -----------

 Loans, net                         $1,917,606,000   $1,902,813,000  $1,659,815,000
                                    ==============   ==============  ==============

The following table presents an analysis of the Company's loan portfolio at March 31, 1997 by property type and geographic location:

                            San Francisco Los Angeles San Diego Other CA  Las Vegas,                       Percent
$ in thousands                   Bay Area   County     County     Areas     Nevada    Other     Total      By Type
                                 --------   ------     ------     -----     ------    -----     -----      -------
Property Type:
Single family (1-4 units)(1)     $789,923  $263,948    $43,809  $103,410   $ 9,243  $59,711  $1,270,044     65.5%
Multifamily (5+ units)            139,208    66,701        436    15,058    99,515      ---     320,918     16.5%
Commercial real estate            188,132    33,832      1,054    12,753    46,318    2,347     284,436     14.7%
Construction loans                 14,916    13,826        480     2,581    16,820      ---      48,623      2.5%
Business loans                        ---     1,914      1,741       181       ---      ---       3,836      0.2%
Other loans                         8,453       700         16        48        14    2,065      11,296      0.6%
                                    -----       ---         --        --        --    -----      ------      ---


 Total                         $1,140,632  $380,921    $47,536  $134,031  $171,910  $64,123  $1,939,153    100.0%
                               ==========  ========    =======  ========  ========  =======  ==========    =====

Percent by location                 58.8%     19.6%       2.5%      6.9%      8.9%     3.3%      100.0%

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


                                                                   March 31,                 December 31,
                                                                                   --------------------------------
                                                                     1997              1996                1995
                                                                     ----              ----                ----
Nonaccruing loans:
 Single family                                                    $       ---       $       ---         $       ---
 Multifamily                                                       14,145,000        18,402,000          23,664,000
 Commercial real estate                                             8,719,000         5,783,000          12,555,000
 Other                                                                 52,000            69,000             331,000
                                                                   ----------        ----------          ----------
   Total nonaccruing loans                                         22,916,000        24,254,000          36,550,000
Real estate owned ("REO")                                           4,334,000         4,313,000          10,198,000
                                                                   ----------        ----------          ----------

   Total nonaccruing assets                                        27,250,000        28,567,000          46,748,000
Performing restructured loans                                       1,142,000         7,220,000          12,795,000
                                                                   ----------        ----------          ----------


   Total nonaccruing assets and performing restructured loans     $28,392,000       $35,787,000         $59,543,000
                                                                  ===========       ===========         ===========

Accruing single family loans more than 90 days past due           $   631,000       $ 4,565,000         $ 3,747,000

Percent of Total Assets:
 Nonaccruing assets                                                     1.25%             1.32%               2.46%
 Nonaccruing assets and performing restructured loans                   1.30%             1.66%               3.13%
Ratio of reserve for possible losses to nonaccruing loans                 80%               72%                 49%

At March 31, 1997, the dollar amount of the Company's nonaccruing loans and REO after chargeoffs was $27,250,000 compared to $28,567,000 at December 31, 1996 and $46,748,000 at December 31, 1995. There were no loans in the Company's loan portfolio secured by properties in Los Angeles County which were placed on nonaccrual status during the first quarter of 1997.

On January 17, 1994, the Northridge earthquake struck the Los Angeles area, causing significant damage to the freeway system and real estate values throughout the area. The Company's loans secured by low to moderate income multifamily properties were primarily affected by this event, either by direct property damage, loss of tenants, or economic difficulties resulting from lower rental revenues and higher vacancies. Certain earthquake affected loans remain on nonaccrual status because of uncertainty about their ultimate collectability, even though the loans may have been paying for twelve months or more. In 1995, 1996 and to a lesser extent in 1997, the Company has experienced increased delinquencies, additional loan loss provisions and higher partial loan chargeoffs as a result of this substantial natural disaster. Additionally, certain loans in Northern California have been placed on nonaccrual status because of changes in the borrower's condition, the property's status or the loan's terms.

-----------------------------------------------------------

The following table summarizes the changes in the Company's nonaccrual loans during the first quarter of 1997. Nonaccrual loans are segmented by major geographical region and activity.

CHANGE IN NONACCRUAL
LOANS BY REGION

                                      Los Angeles        Northern
                                        County          California        Nevada         Total
                                        ------          ----------        ------         -----
Balance December 31, 1996            $ 16,629,000       $7,625,000     $     ---      $ 24,254,000

Additions to nonaccrual loans:
 New nonaccrual loans                         ---        3,042,000           ---         3,042,000

Deductions from nonaccrual loans:
 Chargeoffs to reserves                  (215,000)             ---           ---          (215,000)
 Transfer to foreclosed assets         (1,401,000)      (1,354,000)          ---        (2,755,000)
 Cash proceeds received                  (445,000)        (594,000)          ---        (1,039,000)
 Return to accrual status                (371,000)             ---           ---          (371,000)
                                         --------        ---------        ------          --------



Balance March 31, 1997               $ 14,197,000      $ 8,719,000     $     ---      $ 22,916,000
                                     ============      ===========     =========      ============


Additions to nonaccrual loans during the first quarter of 1997 were related to one commercial real estate loan, which had been in performing restructured status, and one apartment loan.

Deductions from nonaccrual loans during the first quarter of 1997 resulted from $215,000 of chargeoffs to the Company's reserve for possible losses, one loan was returned to accrual status ($371,000) and foreclosures upon four properties ($2,755,000). Also, cash proceeds of $1,039,000 received during the first quarter of 1997 were used to payoff, paydown or reduce the carrying basis of nonaccrual loans. Chargeoffs on nonaccrual loans occur when the Company determines that the collateral value is reduced to other than temporary levels. Chargeoffs recorded in the first quarter of 1997 related to loans which were on nonaccrual status at December 31, 1996. While the future collateral value of these properties may change, the Company recorded chargeoffs to reduce the carrying basis of its nonaccrual loans to the estimated current collateral value, net of selling costs (See "Impaired Loans").

As of March 31, 1997, the amounts reported for REO, nonaccruing loans, and performing restructured loans have been reduced by previous chargeoffs of $3,539,000, $5,899,000 and $300,000, respectively.

The Company's nonaccrual loans included $15,736,000 of loans on which interest payments were received during the quarter at an average payment rate of 9.0% on their written down recorded investment. As a result of the terms of these restructurings, such loans will be reported as nonaccrual loans until a satisfactory payment history is achieved and the Company believes its recorded investment in the loans is secure.

As of March 31, 1997, one modified loan in the amount of $1,142,000 is reported as a performing restructured loan. The decrease in this category from $7,220,000 at December 31, 1996 is a result of one loan being placed on nonaccrual
($2,459,000) and five loans totaling $3,619,000 being removed as a result of achieving market rates and satisfactory payment records. Additional loan modifications have

-----------------------------------------------------------

been completed in 1997 and additional modifications may be entered into with the Company's borrowers in future quarters.

During the first quarter of 1997, four loans totaling $2,755,000 were transferred to REO. Three REO properties with a remaining December 31, 1996 book value totaling $2,517,000 were sold and the Company recovered proceeds in excess of the written down basis of these properties by $156,000. At March 31, 1997, the Company held as REO properties three apartment buildings and one parcel of land. The Company's policy is to attempt to resolve problem assets reasonably quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as promptly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition. At March 31, 1997, the Company is actively marketing or preparing its REO properties for sale and expects to sell certain REO properties and to foreclose upon additional loans in the second quarter of 1997.

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

Since inception through March 31, 1997, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. The Company's cumulative single family loan loss experience is 0.06% on all loans originated. For the most recent thirteen quarters from January 1, 1994 to March 31, 1997, net chargeoffs on single family loans as a percentage of average single family loans was 0.02%. As of March 31, 1997, the Company has not experienced any losses on its permanent loan portfolio secured by real estate located in the Las Vegas market. Collectively, the single family loan and Las Vegas permanent loan categories represented 73% of the Company's total loans at March 31, 1997.

As a percentage of nonaccruing loans, the reserve for possible losses was 72% at December 31, 1996 and 80% at March 31, 1997. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels. The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due and restructured loans in assessing the adequacy of its total reserves. In addition, the Company follows procedures for reviewing and grading all of the larger income property loans in its portfolio on a periodic basis. Based predominately upon that continuous review and grading process, the Company will determine appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will

-----------------------------------------------------------

provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

Although substantially all nonaccrual loans and loans that have been reduced to their currently estimated collateral fair value (net of selling costs) at March 31, 1997, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

The following table provides certain information with respect to the Company's reserve position and provisions for losses as well as chargeoff and recovery activity for the periods indicated.

                                                       Three Months Ended              Year Ended
                                                            March 31,                 December 31,
                                                                             --------------------------------
                                                              1997              1996                 1995
                                                              ----              ----                 ----
Reserve for Possible Losses:
Balance beginning of period                               $ 17,520,000       $ 18,068,000        $ 14,355,000

Provision charged to expense                                   500,000          5,838,000          14,765,000

Chargeoffs on originated loans:
 Single family                                                     ---           (302,000)            (14,000)
 Multifamily                                                  (215,000)        (6,548,000)         (9,314,000)
 Commercial real estate                                            ---           (705,000)         (2,163,000)
 Commercial business and other loans                               ---            (21,000)            (48,000)
 Construction loans                                                ---                ---            (353,000)

Recoveries on originated loans:
 Single family                                                     ---                ---               3,000
 Multifamily                                                   315,000            287,000             765,000
 Commercial real estate                                        231,000            855,000              30,000
 Commercial business and other loans                               ---             46,000              54,000

Acquired loans:
 Chargeoffs                                                        ---                ---             (22,000)
 Recoveries                                                        ---              2,000              10,000
                                                               -------         ----------         -----------
Net recoveries (chargeoffs)                                    331,000         (6,386,000)        (11,052,000)
                                                               -------         ----------         -----------

Balance end of period                                   $    18,351000       $ 17,520,000       $  18,068,000
                                                        ==============       ============       =============


Average loans for the period                            $1,945,780,000     $1,818,100,000      $1,591,827,000
Total loans at period end                                1,939,153,000      1,923,449,000       1,682,263,000

Ratios of reserve for possible losses to:
 Total loans                                                     0.95%              0.91%               1.07%
 Nonaccruing loans                                                 80%                72%                 49%
 Nonaccruing loans and performing restructured loans               76%                50%                 37%
 Net chargeoffs (recoveries) to average loans                   (0.68%)             0.35%               0.69%


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

A loan within the scope of SFAS No. 114 is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured subsequent to the January 1, 1995 adoption of SFAS No.114 by the Company, the relevant contractual terms refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Subsequent to the adoption of SFAS No. 114, a restructured loan may be excluded from the impairment assessment and may cease to be reported as an impaired loan in the calendar years subsequent to the restructuring if the loan is not impaired based on the modified terms.

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

If the measurement of the impaired loan is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for losses. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan unless the Company believes it will recover the remaining principal balance of the loan. In accordance with the disclosures guidelines of SFAS No. 114, the following table shows the recorded investment in impaired loans and any related SFAS No. 114 allowance for losses at March 31, 1997. An impaired loan has a specific amount of the Company's reserves (allowance for losses) assigned to it whenever the collateral's fair value, net of selling costs, is less than the Company's recorded investment in the loan, after amounts charged off to reserves are deducted. Generally, impaired loans not requiring a special allowance under SFAS No. 114 have already been written down or have a net collateral fair value which exceeds the loan balance.

--------------------------

                                                                            Related
                                                          Recorded     SFAS No. 114
                                                     Investment in    Allowance for
                                                    Impaired Loans           Losses
                                                    --------------    -------------
Impaired loans requiring a SFAS No. 114 allowance:
 Multifamily                                           $ 5,375,000       $  403,000
 Commercial Real Estate                                  1,142,000          251,000
 Other                                                      52,000            5,000
                                                       -----------       ----------

                                                       $ 6,569,000       $  659,000
                                                       -----------       ----------

Impaired loans not requiring a SFAS No. 114 allowance:
 Multifamily                                             8,147,000
 Commercial Real Estate                                  9,342,000
                                                       -----------

                                                        17,489,000
                                                       -----------

Total                                                  $24,058,000
                                                       ===========

The $17,489,000 of loans reported as impaired loans not requiring a SFAS No. 114 allowance are classified in this manner because, as of March 31, 1997, the recorded investments in these loans have been reduced to their collateral fair value, net of selling costs, by $5,000,000 of specific chargeoffs to the Company's reserves. At March 31, 1997, the Company has designated $57,000 of its reserves to protect against contingent liabilities on certain of these impaired loans, while the ultimate amount of payment, if any, is being contested.

Total interest income recognized on loans designated as impaired for the three months ended March 31, 1997 was $105,000, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the first quarter of 1997 was approximately $28,000,000.

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

           Not Applicable

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The Company's annual meeting of stockholders was held on April 30, 1997. At the annual meeting, the stockholders approved the following actions:

           (i) Mr. James H. Herbert, II, Mr. James F. Joy, Mr. Barrant V. Merrill and Mr. Roger O. Walther were elected as directors of the Company with terms expiringin 2000. For each of the four nominees, the vote was 7,346,408 shares for, no shares against and 104,325
           shares withheld.   The remaining directors of the Company and the
           years in which their respective terms expire are as follows: Mr. John F. Mangan - 1998; Ms. Katherine August-deWilde - 1998; Mr. L. Martin Gibbs - 1998; Mr. Kenneth W. Dougherty - 1999; Mr. Frank J. Fahrenkopf - 1999 and Mr. Richard Cox-Johnson - 1999.

           (ii) A proposal to amend and restate the Company's Stock Option Plan, continuing the existing plan for 10 years and providing for an additional 100,000 shares for future grants, was approved. The vote was: 6,074,532 shares for; 1,350,442 shares against; 25,759 shares abstain.

           (iii) A proposal to adopt the Company's 1997 Restricted Stock Plan which authorizes the issuance of 233,691 shares of restricted stock to certain officers, employees and directors of the Company was approved. The vote was: 5,684,733 shares for; 1,733,823 shares against; 32,177 shares abstain.

           (iv) The selection of the firm of KPMG Peat Marwick LLP as independent auditors to examine the financial statements of the Company and its subsidiary for the 1997 fiscal year was ratified. The vote was: 7,432,270 shares for; 7,116 shares against; 11,347 shares abstain.

Item 5.    Other Information
           -----------------

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           A. Exhibit 11 Statement  of Computation of Earnings Per Share.

           B. On February 18,1997, the Company filed a Form 8-K relating to Item 5 therein,covering the registrant's release on February 18,1997 to the business community of its engagement of an investment banking firm to consider strategic alternatives.

           C. On March 3, 1997, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on February 28, 1997 to the business community of its announcement of the redemption of the outstanding convertible subordinated debentures due 2002.

           D. On April 16, 1997, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on April 14, 1997 to the business community of its announcement of the completion of the conversion of its convertible subordinated debentures due 2002.

           E. On April 21, 1997, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on April 17, 1997 to the business community of its earnings for the quarter ended March 31, 1997.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      FIRST REPUBLIC BANCORP INC.



Date:  May 14, 1997                   /s/JAMES H. HERBERT, II
                                      -----------------------
                                         JAMES H. HERBERT, II
                                         President and Chief Executive Officer





Date:  May 14, 1997                   /s/WILLIS H. NEWTON, JR.
                                      ------------------------
                                         WILLIS H. NEWTON, JR.
                                         Sr. Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)