Form 10-Q
period 1997-06-30
FIRST REPUBLIC BANCORP INC
filed 1997-08-14
CIK 770975

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


For Quarter Ended                                   Commission
June 30, 1997                                    File No. 0-15882
-------------                                    ----------------

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

Common Stock , par value $.01 per share, of First Republic Bancorp Inc. outstanding at August 7, 1997, 9,496,245 shares.

                   First Republic Bancorp Inc.
                            Form 10-Q

                          June 30, 1997

                              Index
                                                             PAGE
                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet -
           June 30, 1997 and December 31, 1996                  3

           Consolidated Statement of Income - Six Months and
           Quarter Ended June 30, 1997 and 1996                 5

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1997 and 1996              6

           Notes to Consolidated Financial
           Statements                                           7

  Item 2 - Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                            8

PART II - OTHER INFORMATION                                    28

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



  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                              June 30,          December 31,
                                                               1997                 1996
                                                               ----                 ----
                                                            (Unaudited)
ASSETS
  Cash                                                     $ 17,636,000         $ 26,398,000
  Federal funds sold and short term investments              52,215,000            2,900,000
  Investment securities at cost                              47,613,000           52,899,000
  Investment securities at market                            94,207,000          103,673,000
  Federal Home Loan Bank Stock, at cost                      33,663,000           32,649,000
                                                             ----------           ----------

                                                            245,334,000          218,519,000

Loans
  Single family (1-4 unit) mortgages                      1,231,044,000        1,224,542,000
  Multifamily (5+ units) mortgages                          322,836,000          320,715,000
  Commercial real estate mortgages                          292,199,000          285,141,000
  Commercial business loans                                   2,070,000            2,434,000
  Single family construction                                 37,655,000           36,686,000
  Multifamily/commercial construction                        17,624,000            7,347,000
  Equity lines of credit                                     48,259,000           35,497,000
  Other loans                                                17,309,000            2,651,000
  Loans held for sale                                        11,368,000            8,436,000
                                                             ----------            ---------

                                                          1,980,364,000        1,923,449,000

Less
  Unearned loan fee income                                   (3,016,000)          (3,116,000)
  Reserve for possible losses                               (18,501,000)         (17,520,000)
                                                            -----------          -----------

   Net loans                                              1,958,847,000        1,902,813,000

  Accrued interest receivable                                13,890,000           13,084,000
  Mortgage servicing rights                                   3,141,000            1,397,000
  Prepaid expenses and other assets                           9,757,000           11,964,000
  Premises, equipment and leasehold improvements,
   net of accumulated depreciation                            4,214,000            4,509,000
  Real estate owned (REO)                                     2,850,000            4,313,000
                                                              ---------            ---------

                                                        $ 2,238,033,000      $ 2,156,599,000
                                                        ===============      ===============

See notes to financial statements.

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED BALANCE SHEET

                                                                 June 30,          December 31,
                                                                   1997                1996
                                                                   ----                ----
                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Customer deposits
  Passbook, MMA and NOW checking accounts                     $ 346,855,000      $   293,844,000
  Certificates of deposit                                     1,057,737,000        1,059,304,000
                                                              -------------        -------------

   Total customer deposits                                    1,404,592,000        1,353,148,000

  Interest payable                                               13,978,000           14,592,000
  Other liabilities                                               7,450,000           10,086,000
  Federal Home Loan Bank advances                               621,530,000          591,530,000
  Other borrowings                                                  500,000              667,000
                                                                    -------              -------

   Total senior liabilities                                   2,048,050,000        1,970,023,000

  Senior subordinated debentures                                  9,966,000            9,966,000
  Subordinated debentures                                        19,461,000           19,515,000
  Convertible subordinated debentures                                    --           30,685,000
                                                                 ----------           ----------

   Total liabilities                                          2,077,477,000        2,030,189,000
                                                              -------------        -------------


Stockholders' equity
  Common stock                                                      105,000               81,000
  Capital in excess of par value                                111,160,000           79,369,000
  Retained earnings                                              61,487,000           53,115,000
  Deferred compensation -- ESOP                                    (500,000)            (667,000)
  Treasury shares, at cost                                      (11,880,000)          (4,763,000)
  Unrealized gain (loss)-available for sale securities              184,000             (725,000)
                                                                    -------             --------

   Total stockholders' equity                                   160,556,000          126,410,000
                                                                -----------          -----------

                                                             $2,238,033,000       $2,156,599,000
                                                             ==============       ==============

See notes to financial statements.

  FIRST REPUBLIC BANCORP INC.
  CONSOLIDATED STATEMENT OF INCOME
  (unaudited)


                                                             QUARTER ENDED                SIX MONTHS ENDED
                                                                June 30,                      June 30,
                                                                --------                      --------

                                                          1997          1996             1997          1996
                                                          ----          ----             ----          ----
Interest income:
  Interest on real estate and other loans             $39,007,000   $35,802,000      $ 77,087,000   $70,975,000
  Interest on investments                               3,826,000     3,522,000         7,201,000     7,007,000
                                                        ---------     ---------         ---------     ---------

   Total interest income                               42,833,000    39,324,000        84,288,000    77,982,000
                                                       ----------    ----------        ----------    ----------

Interest expense:
  Interest on customer deposits                        19,457,000    17,391,000        38,448,000    34,551,000
  Interest on FHLB advances and borrowings              8,888,000     8,692,000        17,517,000    17,492,000
  Interest on debentures                                  751,000     1,449,000         1,577,000     2,891,000
                                                          -------     ---------         ---------     ---------

   Total interest expense                              29,096,000    27,532,000        57,542,000    54,934,000
                                                       ----------    ----------        ----------    ----------

Net interest income                                    13,737,000    11,792,000        26,746,000    23,048,000
Provision for losses                                           --     1,815,000           500,000     3,588,000
                                                       ----------     ---------           -------     ---------

Net interest income after provision for losses         13,737,000     9,977,000        26,246,000    19,460,000
                                                       ----------     ---------        ----------    ----------

Non-interest income:
  Servicing fees, net                                     491,000       458,000           979,000     1,100,000
  Loan and related fees                                   320,000       368,000           515,000       801,000
  Gain on sale of loans                                 1,162,000        76,000         2,252,000       248,000
  Gain on investment securities                            48,000            --            48,000            --
  Other income                                             73,000        44,000            96,000        64,000
                                                           ------        ------            ------        ------

   Total non-interest income                            2,094,000       946,000         3,890,000     2,213,000
                                                        ---------       -------         ---------     ---------

Non-interest expense:
  Salaries and related benefits                         3,163,000     2,296,000         6,389,000     4,510,000
  Occupancy                                               884,000       841,000         1,755,000     1,625,000
  Advertising                                             659,000       544,000         1,125,000     1,040,000
  Professional fees                                       412,000       405,000           638,000       634,000
  FDIC insurance premiums                                  44,000        82,000            86,000       160,000
  REO costs and losses                                  1,201,000       160,000         1,845,000       886,000
  Other general and administrative                      2,028,000     1,554,000         3,986,000     3,037,000
                                                        ---------     ---------         ---------     ---------

   Total non-interest expense                           8,391,000     5,882,000        15,824,000    11,892,000
                                                        ---------     ---------        ----------    ----------

Income before income taxes                              7,440,000     5,041,000        14,312,000     9,781,000
Provision for income taxes                              3,088,000     2,040,000         5,940,000     4,010,000
                                                        ---------     ---------         ---------     ---------

Net income                                            $ 4,352,000   $ 3,001,000       $ 8,372,000   $ 5,771,000
                                                      ===========   ===========       ===========   ===========

Net income adjusted for effect of convertible
  issue, used for fully diluted EPS                   $ 4,352,000   $ 3,397,000       $ 8,389,000   $ 6,563,000
                                                      ===========   ===========       ===========   ===========

Primary earnings per share                            $      0.41   $      0.39       $      0.84   $      0.76
                                                      ===========   ===========       ===========   ===========

Weighted average shares - primary                      10,643,526     7,655,491         9,975,268     7,625,556
                                                       ==========     =========         =========     =========

Fully diluted earnings per share                      $      0.41   $      0.33       $      0.79   $      0.64
                                                      ===========   ===========       ===========   ===========

Weighted average shares - fully diluted                10,710,972    10,238,497        10,691,008    10,179,192
                                                       ==========    ==========        ==========    ==========

See notes to financial statements.

FIRST REPUBLIC BANCORP INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                            Six Months ended
                                                                            ----------------
                                                                                June 30,
                                                                                --------
                                                                       1997                     1996
                                                                       ----                     ----
Operating Activities
  Net Income                                                      $  8,372,000            $  5,771,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for losses                                              500,000               3,588,000
     Provision for depreciation and amortization                     1,520,000               2,144,000
     Amortization of loan fees                                        (756,000)             (1,069,000)
     Amortization of mortgage servicing rights                         367,000                 234,000
     Amortization of investment securities discounts                   (20,000)                (26,000)
     Amortization of investment securities premiums                    181,000                 136,000
     Loans originated for sale                                     (83,588,000)            (33,336,000)
     Loans sold into commitments                                    80,644,000              39,841,000
     Increase in deferred taxes                                       (854,000)             (1,043,000)
     Gain on sale of investment securities                             (48,000)                     --
     Net gains on sale of loans                                     (2,252,000)               (248,000)
     Noncash cost of benefit plans                                     849,000                      --
     Increase in interest receivable                                (1,820,000)             (1,511,000)
     Decrease in interest payable                                     (614,000)               (839,000)
     Increase in other assets                                          (14,000)               (668,000)
     Decrease in other liabilities                                  (2,408,000)               (255,000)
                                                                    ----------                --------

     Net Cash Provided By Operating Activities                          59,000              12,719,000

Investment Activities
     Loans originated                                             (412,330,000)           (386,384,000)
     Other loans sold                                              137,385,000              12,989,000
     Principal payments on loans                                   219,493,000             202,401,000
     Purchases of investment securities                             (4,083,000)            (24,569,000)
     Sale of investment securities                                  10,566,000                      --
     Repayments of investment securities                            10,051,000              10,261,000
     Additions to fixed assets                                        (314,000)               (510,000)
     Net proceeds from sale of real estate owned                     4,165,000               6,517,000
                                                                     ---------               ---------

     Net Cash Used by Investing Activities                         (35,067,000)           (179,295,000)

Financing Activities
     Net increase in passbook, MMA and NOW checking accounts        53,011,000              63,942,000
     Issuance of certificates of deposit                           123,087,000             216,738,000
     Repayments of certificates of deposit                        (124,654,000)           (166,598,000)
     Increase in long-term FHLB advances                                    --              25,000,000
     Repayments of other long-term borrowings                         (167,000)                     --
     Net increase in short-term borrowings                          30,000,000              16,000,000
     Decrease in deferred compensation - ESOP                          167,000                      --
     Repayments of subordinated debentures                             (54,000)                (78,000)
     Proceeds from employee stock purchase plan                         95,000                 101,000
     Proceeds from common stock options exercised                    1,193,000                 167,000
     Purchases of treasury stock                                    (7,117,000)                     --
                                                                    ----------             -----------

     Net Cash Provided by Financing Activities                      75,561,000             155,272,000

     Increase (decrease) in Cash and Cash Equivalents               40,553,000             (11,304,000)

     Cash and Cash Equivalents at Beginning of Period               29,298,000              30,918,000
                                                                    ----------              ----------

     Cash and Cash Equivalents at End of Period                   $ 69,851,000            $ 19,614,000
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

These interim financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders and Consolidated Financial Statements and Notes thereto. Results for the quarter and six months ended June 30, 1997 should not be considered indicative of results to be expected for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and replaces the presentation of primary EPS with a presentation of "basic EPS." SFAS No. 128 makes modest revisions to the fully diluted EPS calculation which will be designated as "diluted EPS." It also requires dual presentation of a basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This Statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of 1998 interim periods. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocated resources to segments. This statement is effective with the year-end 1998 financial statements.

The Securities and Exchange Commission (SEC) has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim period disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

Additionally, the Company is pursuing a change in the legal charter of First Republic Savings

-------------------

Bank from a thrift company charter to a commercial bank charter. Such a charter change would allow the Company to provide additional services, including traditional demand deposit checking accounts, to its customers. The Company is also considering merging the parent company into the merged operating subsidiary, concurrent with the conversion of such subsidiary to a commercial bank. These remaining potential corporate reorganizations are subject to regulatory approval; the holding company merger is also subject to stockholder approval at a special meeting expected to be held prior to September 30, 1997. There can be no assurance that the foregoing contemplated reorganizations will be accomplished.

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

During the first six months of 1997, the Company continued its focus on single family lending, and the level of loan originations were increased from to the prior year as a result of strong customer demand for home purchases and improved secondary market conditions allowing the amount of loans sold or originated for sale to investors to be higher. For the six months ended June 30, 1997, the Company originated $495.9 million of loans and loan sales were $218.0 million, as compared to loan originations of $419.7 million and loan sales of $52.8 million for the six months ended June 30, 1996. Total loans of all types originated by the Company in 1996 were $848.3 million, and loan sales were $172.8 million in 1996.

The Company either retains the loans it originates in its loan portfolio or sells the loans to institutional investors in the secondary market. The Company has retained the servicing rights for substantially all loans sold in the secondary market, thereby generating ongoing servicing fees. The Company's portfolio of mortgage loans serviced for secondary market investors consisted of $934.0 million in loans at June 30, 1997.

-------------------


The following table presents certain performance asset quality and capital ratios and share data information for the Company for the periods indicated:

                                                        At or for the six months              At or for the Year
                                                              Ended June 30,                  Ended December 31,
                                                              --------------                  ------------------
                                                            1997         1996           1996         1995           1994
                                                            ----         ----           ----         ----           ----
Selected Ratios:
 Return on average assets*                                  0.77%        0.58%          0.61%        0.07%          0.47%
 Return on average equity*                                 10.95        10.34          10.86         1.08           6.77
 Average equity to average assets                           7.00         5.65           5.63         6.00           6.94
 Leverage ratio                                             7.29         5.70           5.90         5.84           6.43
 Tier 1 risk-based capital ratio                           10.87         8.56           9.17         8.53           9.42
 Total risk-based capital ratio                            14.12        14.79          14.80        15.00          16.32
 Net interest margin*                                       2.43         2.34           2.32         1.97           2.47
 Non-interest expense to average assets*                    1.28         1.12           1.17         1.07           1.28
 Nonaccruing assets to total assets                         1.01         2.08           1.32         2.46           2.41
 Nonaccruing assets and performing restructured
   loans to total assets                                    1.12         2.44           1.66         3.13           3.43
 Net loan chargeoffs (recoveries) to average loans*        (0.05)        0.27           0.35         0.69           0.58
 Reserve for possible losses to total loans                 0.93         1.05           0.91         1.07           0.96
 Reserve for possible losses to nonaccruing loans            94%           68%           72%           49%            44%

Share Data:
 Common shares outstanding                             9,692,934     7,352,991     7,716,258     7,330,400     7,444,703
 Tangible book value per common share                     $16.56        $15.56        $16.46        $14.76        $14.40

----------
*Six months data is annualized


The Bank's retail deposits are the Company's principal source of funds with FHLB advances, loan principal repayments, sales of loans, and the proceeds from debt and equity financings as supplemental sources. The Company's deposit gathering activities are conducted in the San Francisco Bay Area, Los Angeles, and San
Diego County, California and in Las Vegas, Nevada.

First Republic Savings Bank is an approved  voluntary member of the Federal Home
Loan Bank of San Francisco (FHLB). The Bank is currently approved for 40% of its total assets or approximately $891.0 million of FHLB advances at June 30, 1997.
Such advances are collateralized by real estate mortgage loans and $621.5 million has been advanced at June 30, 1997. Membership in the FHLB provides the Bank with an alternative funding source for its loans.

The Bank, whose deposits are insured by the FDIC BIF, operates four branches in San Francisco, a branch in San Rafael in Marin County north of San Francisco, a branch in San Mateo south of San Francisco, a branch in Los Angeles, a branch in Beverly Hills, three branches in San Diego County and two branches in Las Vegas, Nevada. As of June 30, 1997, the Bank had total assets of $2,227,611,000, tangible shareholder's equity of $154,127,000 and total capital (consisting of tangible shareholder's equity, subordinated capital notes and reserves) of $182,608,000. At June 30, 1997, the Bank's leverage ratio was 7.05%, its ratio of Tier 1 capital to risk-adjusted assets was 10.48% and its ratio of total capital to risk adjusted assets was 12.42%. This compares to minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively, to be considered "well capitalized" under FDIC regulations.


LIQUIDITY
---------

Liquidity refers to the ability to maintain a cash flow adequate to fund operations and to meet present and future funding obligations of the Company either through the sale or maturity of existing assets or by the acquisition of funds through liability management. The Company maintains a portion of its assets in a diversified portfolio of marketable investment securities, which includes U.S. Government securities and mortgage backed securities. At June 30, 1997, the investment securities portfolio of $141,820,000, plus cash and short term investments of $69,851,000, amounted to $211,671,000, or 9.5% of total assets. At June 30, 1997, 92 % of the Company's investments mature within twelve months or are adjustable rate in nature. At June 30, 1997, the Company owned no investments of a trading nature.

Additional sources of liquidity at June 30, 1997 could be provided by approximately $110,000,000 of borrowings collateralized by investment securities and available unused FHLB advances of approximately $269,000,000. Management believes that the sources of available liquidity are adequate to meet the Company's reasonably foreseeable short-term and long-term demands.

ASSET AND LIABILITY MANAGEMENT
------------------------------

The Company  seeks to manage its asset and  liability  portfolios to help reduce any adverse  impact on its net interest  income caused by  fluctuating  interest rates.  To achieve this  objective,  the Company  emphasizes the  origination of adjustable  interest  rate or  short-term  fixed rate loans and the  matching of adjustable rate asset repricings with short- and intermediate-term  certificates of deposit and adjustable rate borrowings.  The Company's  profitability  may be adversely  affected  by rapid  changes  in  interest  rates.  Institutions  with long-term  assets  (both loans and  investments)  can  experience  a decrease in profitability  and in the value of such assets if the general  level of interest rates rises. While substantially all of the Company's assets are adjustable rate mortgage  loans and  investments,  at June 30, 1997  approximately  66% of these assets which adjust  within one year were assets based on an interest rate index which  generally lags increases and decreases in market rates (the 11th District
Cost of Funds  Index or  "COFI").  Additionally,  the  Company's  loans  contain interim rate  increase  caps or  limitations  which can  contribute to a further lagging of rates  earned on loans.  At June 30, 1997,  approximately  89% of the
Company's interest-earning assets and 83 % of interest-bearing  liabilities will reprice  within  the next  year and the  Company's  one-year  cumulative  GAP is positive 9.8%. Despite the Company's positive repricing position,  the Company's net interest  margin  decreased  following the rapid  increase in interest rates during 1994, but began to recover  gradually in the third and fourth quarters of
1995.  For most of 1996 and the  first  six  months  of  1997,  market  rates of interest were relatively stable and the Company's net interest margin was higher and more stable,  averaging  2.50% in the second  quarter of 1997,  2.36% in the first  quarter of 1997 and 2.32% for all of 1996  versus  1.97% for all of 1995.
Important   factors   affecting  the  Company's  net  interest   margin  include
competition and conditions in the home loan market which affect loan yields, the cost of the Company's FHLB advances,  mortgage loan repricings  being subject to interim limitations on asset repricings,  and the Company's strategy to increase its home loans which carry lower margins

ASSET AND LIABILITY MANAGEMENT (Continued)
------------------------------------------

than other types of real estate secured loans that the Company originates.

The following table summarizes the differences between the Company's maturing or rate adjusting assets and liabilities, or "GAP" position, at June 30, 1997.
Generally, an excess of maturing or rate adjusting assets over maturing or rate adjusting liabilities during a given period will serve to enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when maturing or rate adjusting liabilities exceed maturing or rate adjusting assets during a given period, a rising rate environment will inhibit earnings and declining rates will serve to enhance earnings. See "-Results of Operations" for a discussion of the change in the Company's net interest spread for the quarter ended June 30, 1997. A portion of the Company's adjustable loans carry minimum interest rates, or floors, which have historically become the effective loan yield as rates declined from the levels in prior periods and approximately
$184,018,000 of such loans remain at these minimum interest rates as of June 30, 1997. The following table illustrates maturities or interest rate adjustments based upon the contractual maturities or adjustment dates at June 30, 1997:




                                                      FIRST REPUBLIC BANCORP
                                             ASSET & LIABILITY REPRICING SENSITIVITY
                                                           June 30, 1997
                                                              (000's)


                                        3 Months    3 to     6 to      1 to        2 to        Over    Non Interest
ASSETS:                    Immediate     or Less  6 Months 12 Months   2 Years    5 Years     5 Years  Sensitive        TOTAL
                           ---------     -------  -------- ---------   -------    -------     -------  ---------        -----

Loans (1)                          0   1,080,488   533,816   134,193    42,856    144,836      44,175         0       1,980,364

Securities                         0      99,817    41,951    13,912         0          0      19,803         0         175,483

Cash & short-term
 investments                  67,351       2,500         0         0         0          0           0         0          69,851

Non-interest bearing
 assets, net                       0           0         0         0         0          0           0    12,335          12,335
                              ------   ---------   -------   -------    ------    -------      ------    ------       ---------
 TOTAL                        67,351   1,182,805   575,767   148,105    42,856    144,836      63,978    12,335       2,238,033



LIABILITIES AND
 STOCKHOLDERS' EQUITY:

NOW, Passbooks & MMA's             0     299,982    27,254    13,750     5,869          0           0         0         346,855

Certificates of deposit:
 $100,000 or greater               0      24,244    32,096    34,133    16,778      3,946         100         0         111,297
 less than $100,000                0     226,878   258,548   286,675   143,737     30,517          85         0         946,440

FHLB advances, long-term           0     244,170   165,000    87,360         0     72,500      22,500         0         591,530

FHLB advances, short-term          0      30,000         0         0         0          0           0         0          30,000

ESOP debt                        500           0         0         0         0          0           0         0             500

Other liabilities                  0           0         0         0         0          0           0    21,428          21,428

Subordinated debt                  0           0         0         0         0      1,475      27,952         0          29,427

Equity                             0           0         0         0         0          0           0   160,556         160,556
                              ------     -------   -------  --------   -------    -------      ------   -------       ---------
 TOTAL                           500     825,274   482,898   421,918   166,384    108,438      50,637   181,984       2,238,033



Repricing Assets
 over (under) liab            66,851     357,531    92,869  (273,813) (123,528)    36,398      13,341  (169,649)              0

Effect of swaps                    0           0   (25,000)        0         0     25,000           0         0               0
                              ------     -------   -------  --------  --------     ------      ------  --------          ------

Hedged gap                    66,851     357,531    67,869  (273,813) (123,528)    61,398      13,341  (169,649)              0
                              ======     =======    ======  ========  ========     ======      ======  ========          ======

Gap as % of
 Total assets                  2.99%      15.98%     3.03%   -12.23%    -5.52%      2.74%       0.60%    -7.58%           0.00%
                               ====       =====      ====     =====      ====       ====        ====      ====            ====

Cumulative gap                66,851     424,372   492,251   218,438    94,910    156,308     169,649         0               0
                              ======     =======   =======   =======    ======    =======     =======    ======          ======

Cumulative gap                 2.99%      18.96%    21.99%     9.76%     4.24%      6.98%       7.58%     0.00%           0.00%
 as % of assets                ====       =====     =====      ====      ====       ====        ====      ====            ====




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

(2) NOW, passbook and MMA account maturities and rate adjustments are allocated based upon management's experience of historical interest rate volatility and erosion rates. However, all NOW, passbook and MMA accounts are contractually subject to immediate withdrawal.

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

The Company has entered into interest rate cap transactions in the aggregate notional principal amount of $1,215,000,000 which terminate in periods ranging from July 1997 through September 2000. Under the terms of these transactions, which have been entered into with nine unrelated commercial or investment banking institutions or their affiliates, the Company will be reimbursed quarterly for increases in the three-month London Inter-Bank Offer Rate ("LIBOR") for any quarter during the term of the applicable transaction in which such rate exceeds a rate ranging from 8.5% to 12.5% as established for the applicable transaction. The interest rate cap transactions are intended to act as hedges for the interest rate risk created by restrictions on the maximum yield of certain variable rate loans and investment securities held by the Company which may, therefore, at times be exposed to the effect of unrestricted increases in the rates paid on the liabilities which fund these assets. Additionally, at June 30, 1997, $37,400,000 of the Bank's advances with the FHLB contained interest caps of 12.0% as part of the borrowing agreements. The cost of interest rate cap transactions is amortized over their lives and totaled $764,000 and $814,000 for the six months ended June 30, 1997 and 1996, respectively. Although these costs reduce current earnings, the Company believes that the cost is justified by the protection these interest rate cap transactions provide against significantly increased interest rates. The effect of these interest rate cap transactions is not factored into the determination of interest rate adjustments provided in the table above.

At June 30, 1997, the Company had entered into interest rate swaps with the FHLB in the notional principal amount of $25,000,000 to convert the fixed rate on specific long-term FHLB advances to semi-annual adjustable liabilities. The Company's long-term FHLB advances, with a weighted average maturity of approximately 10 years at June 30, 1997, have provided an alternative funding source to the Company's retail deposits, which generally have a shorter maturity than the contractual life of mortgage loans. The Company is exposed to market loss if the counterparties to its interest rate cap and swap agreements fail to perform; however, the Company does not anticipate such nonperformance.

From 1990 to 1995, the Company utilized FHLB advances as a substantial supplement to deposit gathering to fund its asset growth. FHLB advances require no deposit insurance premiums and operational overhead costs are less than for deposits. FHLB advances must be collateralized by the pledging of mortgage loans which are assets of the Bank. At June 30, 1997, total FHLB advances outstanding were $621,530,000. Of this amount, $520,830,000 had an original maturity of 10 years or more and $23,200,000 had an original maturity of two years subsequently extended for a period of 8 years to 10 years. The longer term advances provide the Company with an assured level of funding

------------------------------------------

for its real estate secured loans which generally carry a contractual maturity of from 10 to 30 years. First Republic Savings Bank is subject to the provisions of the Nevada Thrift Companies Act, which requires that the amount of customer deposits be in compliance with FDIC guidelines.

CAPITAL RESOURCES
-----------------

The Company continues to maintain a strong capital base. At June 30, 1997, the Company's total capital, including total stockholders' equity, debentures and reserves was $208,484,000. Total stockholders' equity at June 30, 1997 has increased by $34,146,000 since December 31, 1996. This increase results primarily from the Company's conversion during the first quarter of all of its outstanding 7 1/4% convertible subordinated debentures due 2002 into shares of common stock. As a result, the number of shares outstanding at June 30, 1997 increased approximately 2,245,000 from that at December 31, 1996, at which time $30,685,000 of these convertible debentures were outstanding. Net income was $8,372,000 for the first six months of 1997 and there was an increase of $909,000 in the market value of that portion of the Company's portfolio of securities which are classified as available for sale. During the second quarter of 1997, the Company purchased 345,100 shares of its common stock, for a total cost of $7,117,000.

First Republic is not a bank holding company, and unlike First Republic Savings Bank, is not directly regulated or supervised by the FDIC, nor is it regulated by the Federal Reserve Board or any other bank regulatory agency. Thus, First Republic is not subject to the risk-based capital or leverage requirements. If such regulations applied, the Company's leverage ratio would have been 7.29%, its Tier 1 risk-based capital ratio would have been 10.87% and its total risk based capital ratio would have been 14.12% at June 30, 1997.

As of June 30, 1997, the Company held 770,494 shares of common stock as treasury stock. The Company purchased 345,100 of these shares in June 1997 and 425,394 of these shares in 1995 and prior years, with a total cost of $11,880,000. As of June 30, 1997, 324,900 shares were remaining under the Company's authorized stock repurchase plan.

During the first six months of 1997, First Republic received from the Bank dividends of $8,000,000 representing approximately 25% of the Bank's earnings for the fourth quarter of 1996 and the first quarter of 1997 and a retroactive increase of the dividend from approximately 25% to 50% of earnings from January 1, 1996 to March 31, 1997. First Republic also received interest payments of $527,000 from the Bank for the six months ended June 30, 1997. The ability of First Republic to receive future dividends and other payments from the Bank depends upon the operating results and capital level of the Bank, restrictions upon such payments imposed by creditors of the Bank, FDIC regulations and other governmental regulations governing the Bank.

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1997 Compared to Quarter Ended
-----------------------  -----------------------------------------------------
                         June 30, 1996
                         -------------

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

During the second quarter of 1997, First Republic's total assets grew to $2,238,033,000 at June 30, 1997 from $2,183,453,000 at March 31, 1997, primarily as a result of an increase in single family mortgage loans. The Company's loan originations for the second quarter of 1997 were $295,345,000, compared to $200,573,000 for the first quarter of 1997 and $220,779,000 for the second quarter of 1996. Single family loans originated in the second quarter of 1997 were $211 million compared to $154 million for the first quarter of 1997 and $173 million in the second quarter of 1996.

Mortgage banking activity resulted in the sale of $131,783,000 of single family loans to secondary market investors during the second quarter of 1997, compared with $10,456,000 in the second quarter of 1996. The Company's portfolio of real estate loans serviced for secondary market investors increased to $934,014,000 at June 30, 1997 from $799,500,000 at December 31, 1996. The level of future loan originations, loan sales and loan repayments is dependent in part on overall credit availability and the interest rate environment, the strength of the general economy and the housing industry, and conditions in the secondary loan sale markets.

The Company reported net income of $4,352,000 for the second quarter of 1997 as compared to $3,001,000 in the same quarter of 1996. Fully diluted earnings per share was $0.41 for the second quarter of 1997, compared to $0.33 for the similar period in 1996. First Republic's pretax operating results for the quarter ended June 30, 1997 were higher than a year ago primarily because the Company's net interest income for the second quarter was $1,945,000 higher in 1997 than 1996, the provision for loan losses was $1,815,000 lower and the gain on sale of loans was $1,086,000 higher, offset in part by higher REO related expenses of $1,041,000 and higher operating costs from operating a larger company.

Total interest income increased to $42,833,000 for the second quarter of 1997 from $39,324,000 for the second quarter of 1996. Interest income on real estate and other loans increased to $39,007,000 for the second quarter of 1997, compared to $35,802,000 in 1996. The average yield on loans was 7.99% in the first quarter of 1997 compared to 7.83% for the first quarter of 1997 and was 8.04% for the second quarter of 1996. The Company's yield on loans is affected by market rates, portfolio mix, the level of adjustable rate loan indexes, the effect of new single family loans earning lower initial rates of interest and the level of nonaccrual loans. The Company's total loans receivable outstanding increased from $1,939,153,000 at March 31, 1997 to $1,980,364,000 at June 30,
1997. As a percentage of the Company's permanent loan portfolio, loans secured by single family residences increased to 65% at June 30, 1997 from 62% at June 30, 1996.

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1997 Compared to Quarter Ended
-----------------------  -----------------------------------------------------
                         June 30, 1996 (Continued)
                         -------------------------


Interest income on cash, short-term investments and investment securities increased as a result of a higher average portfolio for the quarter. The increase was partially offset by a slightly lower average rate earned on the portfolio. Such interest income was $3,826,000 in the second quarter of 1997 compared to $3,522,000 in the same period of 1996. The average investment position was $232,355,000 during the second quarter of 1997 and earned 6.60% compared to an average position of $207,703,000 earning 6.92% during the second quarter of 1996. To the extent that the Company's investment portfolio increases as a proportion of total assets, there could be an adverse effect on the Company's net interest margin, since rates earned on investments tend to be lower than rates earned on loans.

Total interest expense for the second quarter has increased to $29,096,000 in 1997 from $27,532,000 in 1996. Total interest expense consists of two components
- interest expense on deposits and interest expense on FHLB advances, other borrowings and debentures. Interest expense on deposits (comprised of passbook, money market (MMA) and NOW checking accounts and certificates of deposit), increased to $19,457,000 in the second quarter of 1997 from $17,391,000 in the second quarter of 1996. The average rate paid on deposits was 5.62% for the second quarter of 1997, compared to 5.63% for the first quarter of 1997 and 5.72% for the second quarter of 1996.

Interest expense on other borrowings decreased to $9,639,000 in the second quarter of 1997 from $10,141,000 in the second quarter of 1996, as a result of a higher average rate paid on a higher average level of FHLB advances offset by the full conversion of the Company's outstanding 7 1/4% convertible subordinated debentures by March 31, 1997. The average rate paid on the Company's other borrowings and FHLB advances, excluding longer term debentures, was 6.00% for the second quarter of 1997, compared to 5.91% for the first quarter of 1997, and 5.92% for the second quarter of 1996; thus the average rate paid on these liabilities, primarily FHLB advances, increased 9 basis points (0.09%) from the first quarter of 1997 to the second quarter of 1997 and 8 basis points (0.08%) from the second quarter of 1996 to the second quarter of 1997.

The Company's net interest income was $13,737,000 for the second quarter of 1997, compared to $11,792,000 for the second quarter of 1996, as a result of earning a higher margin on a higher average balance of assets. The net interest margin, calculated as net interest income divided by total average interest earning assets, was 2.50% for the second quarter of 1997, compared to 2.36% for the second quarter of 1996 and 2.32% for all of 1996.

Non-interest income for the second quarter of 1997 increased to $2,094,000 from $946,000 in the second quarter of 1996, primarily due to increased gains on sale of loans. Service fee revenue, net of amortized costs on the Company's mortgage servicing rights, was $491,000 for the second quarter of 1997 compared to $458,000 for the same period of 1996, primarily due to lower average servicing fees on a higher average servicing portfolio and higher amortization costs. The average balance of the servicing portfolio increased to $875,210,000 for the second quarter of 1997 compared to $774,593,000 for the second quarter of 1996. Total loans serviced were $934,014,000 at June 30, 1997 and $799,500,000 at December 31, 1996. The percentage of

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1997 Compared to Quarter Ended
-----------------------  -----------------------------------------------------
                         June 30, 1996 (Continued)
                         -------------------------


servicing fees received depends upon the terms of the loans as originated and conditions in the secondary market when loans are sold. The Company receives servicing fees, on the outstanding loan balances serviced, which averaged approximately 0.31% for the six months of 1997 compared to 0.34% for all of 1996.

For the second quarter, loan and related fee income was $320,000 in 1997 and $368,000 in 1996. This income category includes miscellaneous fees collected from borrowers which vary with market conditions, late charge income which generally varies with the size of the loan and servicing portfolios and economic conditions, and prepayment penalty income which generally varies with loan activity and market conditions.

The Company sells whole loans and loan participations in the secondary market under several specific programs. The amount of loans sold is dependent upon conditions in both the mortgage origination and secondary loan sales markets, and the level of gains on loan sales will fluctuate. Loan sales were $131,783,000 for the second quarter of 1997 and $10,456,000 for the second quarter of 1996. The Company computes a gain or loss on sale at the time of sale by comparing sales proceeds with the carrying value of the loans and by calculating the fair value of servicing rights retained. The majority of the loans sold in the second quarter of 1997 were adjustable rate mortgages based on the COFI index. The sale of loans resulted in net gains of $1,162,000 for the second quarter of 1997, compared to $76,000 for the same period of 1996. The gain on the sale of loans includes the value attributed to mortgage loan servicing rights under SFAS No. 125, which was $1,296,000 for the second quarter of 1997 and $83,000 for the second quarter of 1996.

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

Non-interest expense totaled $8,391,000 for the second quarter of 1997, compared to $5,882,000 for the same period in 1996. In 1997, the Company reported higher personnel costs related to higher loan volume and higher corporate profitability, increased advertising and from operating a larger company and higher other operating costs. The Company also incurred or accrued approximately $400,000 of nonrecurring costs, including those related to the Company's planned corporate reorganization, introduction of a new corporate identity and ultimate conversion to a commercial bank. The Company's non-interest expense for the second quarter of 1997 included $1,201,000 related to results of operating REO properties and writedowns from changes in value of REO properties, compared to $160,000 of REO related expenses, net of gains on sold REO, in the second quarter of 1996.

As a percentage of total assets, general and administrative expenses, excluding REO related

RESULTS OF OPERATIONS -  Quarter Ended June 30, 1997 Compared to Quarter Ended
-----------------------  -----------------------------------------------------
                         June 30, 1996 (Continued)
                         -------------------------


costs, was 1.31% for the second quarter of 1997, compared to 1.14% for the second quarter of 1996, and 1.17% for all of 1996. The Company's operating efficiency ratio, or net non-interest expense as a percentage of net interest income and recurring non-interest income, was 49% for the second quarter of 1997, compared to 41% for the same period in 1996 and 47.0% for all of 1996.

RESULTS OF OPERATIONS -  Six Months Ended June 30, 1997 Compared to Six Months
-----------------------  -----------------------------------------------------
                         Ended June 30, 1996
                         -------------------

The trend in income and expense items for the comparable six month periods is generally consistent with the comparison of the second quarter of 1997 with the same quarter of 1996, including a decrease in the provision for losses and an increase in net interest income. Total interest income and interest expense have increased on a year-to-date basis, as a result of an increased average balance sheet, as presented in the following table. Net interest income has increased due to a higher average equity level resulting from the conversion of convertible debentures and an increased level of assets earning a slightly higher interest rate spread. The rates paid on liabilities has decreased 0.22% while yields earned on interest-earning assets has decreased 0.21%.

Non-interest income was $3,890,000 for the first six months of 1997 as compared to $2,213,000 for the same period in 1996. An increase in gain on sale of loans of $2,004,000 was partially offset by decreases in net servicing fees and loan and related fees.

Non-interest expense increased to $15,824,000 in 1997 from $11,892,000 in 1996. Salaries and related benefits have increased as a result of higher personnel costs related to higher loan volume, higher corporate profitability and increased personnel to provide expanded deposit services. Also, the increase in the Company's common stock price has increased the non-cash expenses related to the Company's variable rate stock option plans, the Employee Stock Ownership Plan ("ESOP") and the 1997 Restricted Stock Plan. REO related writedowns and costs increased to $1,845,000 for the six months ended June 30, 1997 from $886,000 in the same period 1996. Other general and administrative expenses have increased due to the costs incurred or accrued in connection with the Company's planned reorganization and conversion to a commercial bank. As a percentage of average assets, noninterest expenses increased to 1.28% for the first six months of 1997 from 1.12% for the first six months of 1996.

The following table presents for the first six months of 1997 and 1996, the distribution of consolidated average assets, liabilities, and stockholders' equity as well as the total dollar amounts of interest income, average interest-earning assets and the resultant yields, and the dollar amounts of interest expense, average interest-bearing liabilities, and rates paid. Nonaccrual loans are included in the calculation of the average balances of loans and interest on nonaccrual loans is included only to the extent recognized on a cash basis. The yield on short-term investments has been adjusted upward to reflect the effects of certain income thereon which is exempt from federal income tax, assuming an effective rate of 35%.

RESULTS OF OPERATIONS -  Six Months Ended June 30, 1997 Compared to Six Months
-----------------------  -----------------------------------------------------
                         Ended June 30, 1996 (Continued)
                         -------------------------------





                                                                               Six months Ended June 30,
                                                         -----------------------------------------------------------------
                                                                         1997                               1996
                                                         ----------------------------          ---------------------------
                                                          Average              Yields/         Average             Yields/
                                                          Balance     Interest  Rates          Balance    Interest  Rates
                                                          -------     --------  -----          -------    --------  -----
                                                                                   (In thousands)
Assets:
Interest-bearing deposits with other institutions      $       953    $     22   4.66%     $     2,179    $     48   4.43%
Short-term investments                                      36,717       1,083   5.87           25,462         718   5.58
Investment securities                                      182,476       6,182   6.78          181,270       6,383   7.05
Loans                                                    1,949,561      77,087   7.91        1,746,067      70,975   8.13
                                                         ---------      ------               ---------      ------

 Total earning assets                                    2,169,707      84,374   7.78        1,954,978      78,124   7.99
                                                                        ------                              ------
Non interest-earning assets                                 14,838                              20,167
                                                            ------                              ------

 Total average assets                                   $2,184,545                          $1,975,145
                                                        ==========                          ==========


Liabilities and Stockholders' Equity:
Passbooks, MMA's and NOW checking                         $326,412       7,807   4.82%        $212,915     $ 5,092   4.81%
Certificates of deposit                                  1,052,092      30,642   5.87          983,045      29,459   6.03
                                                         ---------      ------                 -------      ------

 Total customer deposits                                 1,378,504      38,449   5.62        1,195,960      34,551   5.81

Other borrowings                                           593,519      17,517   5.95          583,960      17,492   6.02
Subordinated debentures                                     37,858       1,577   8.33           64,015       2,891   9.03
                                                            ------       -----                  ------       -----

 Total interest-bearing liabilities                      2,009,881      57,543   5.77        1,843,935      54,934   5.99
                                                                        ------                              ------
Non interest-bearing liabilities                            21,801                              19,596
Stockholders' equity                                       152,863                             111,614
                                                           -------                             -------

 Total average liabilities and stockholders' equity     $2,184,545                          $1,975,145
                                                        ==========                          ==========

Net interest spread                                                              2.01%                               2.00%
Net interest income and net interest margin                            $26,831   2.43%                    $ 23,190   2.34%
                                                                       =======                            ========


The Company's balance sheet at June 30, 1997 is generally comparable to that at December 31, 1996. Total assets have increased $81,434,000 to $2,238,033,000, while there was a net increase in the Company's loan portfolio of $56,915,000. Funds were raised primarily by retail deposits which increased $51,444,000. The Company's reserve for possible losses was $18,501,000 at June 30, 1997, and there were two foreclosed real estate properties resulting in other real estate owned with a net book value of $2,850,000.

ASSET QUALITY AND PROVISION FOR POSSIBLE LOSSES
-----------------------------------------------

The levels of the Company's provision for losses and reserve for losses are related to the size and composition of the loan portfolio, general economic conditions, and conditions affecting the real estate markets in which the Company conducts lending activities. The following table sets forth by category the total loan portfolio of the Company at the dates indicated. As indicated below, the Company has increased primarily the dollar amount and proportion of its loans secured by single family residences in 1996 and the first six months of 1997. Substantially, all of the Company's net loan growth since December 31, 1995 is represented by growth in single family home loans.

-----------------------------------------------------------


                                            June 30,                    December 31,
                                                             --------------------------------
                                              1997                1996               1995
                                         -------------       -------------      -------------
Loans:
Single family (1-4 units)               $1,240,676,000      $1,231,230,000       $983,331,000
Multifamily (5+ units)                     322,836,000         320,715,000        350,507,000
Commercial real estate                     292,199,000         285,141,000        286,824,000
Multifamily/commercial construction         17,624,000           7,347,000          9,013,000
Single family construction                  37,655,000          36,686,000         19,349,000
Home equity credit lines                    48,259,000          35,497,000         26,572,000
                                         -------------       -------------      -------------
 Real estate mortgages subtotal          1,959,249,000       1,916,616,000      1,675,596,000
                                         -------------       -------------      -------------

Commercial business and other               21,115,000           6,833,000          6,667,000
                                         -------------       -------------      -------------

 Total loans                             1,980,364,000       1,923,449,000      1,682,263,000

Unearned fee income                         (3,016,000)         (3,116,000)        (4,380,000)
Reserve for possible losses                (18,501,000)        (17,520,000)       (18,068,000)
                                         -------------       -------------      -------------
 Loans, net                             $1,958,847,000      $1,902,813,000     $1,659,815,000
                                        ==============      ==============     ==============

The following table presents an analysis of the Company's loan portfolio at June 30, 1997 by property type and geographic location:

                           San Francisco   Los Angeles   San Diego     Other CA     Las Vegas,                          Percent
$ in thousands                  Bay Area     County        County         Areas       Nevada     Other      Total       By Type
                                --------     ------        ------         -----       ------     -----      -----       -------
Property Type:
Single family (1-4 units)(1)     $811,425    $264,130       $38,932    $102,118      $ 9,054    $ 63,276  $1,288,935     65.1%
Multifamily (5+ units)            149,090      66,115           434      15,245       91,951         ---     322,836     16.3%
Commercial real estate            196,696      34,289         1,050      11,824       46,016       2,323     292,199     14.7%
Construction loans                 16,734      15,525         1,050       1,277       20,018         675      55,279      2.8%
Business loans                        ---       1,949         1,736         121          ---         ---       3,806      0.2%
Other loans                        13,833       1,115            84          31           52       2,194      17,309      0.9%
                               ----------    --------       -------    --------     --------     -------  ----------    -----
 Total                         $1,187,778    $383,123       $43,286    $130,616     $167,091     $68,470  $1,980,364    100.0%
                               ==========    ========       =======    ========     ========     =======  ==========    =====

Percent by location                 60.0%       19.3%          2.2%        6.6%         8.4%        3.5%       100.0%

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


                                                                       June 30,                December 31,
                                                                                     -----------------------------
                                                                         1997          1996                1995
                                                                      ----------     ----------         ----------
Nonaccruing loans:
 Single family                                                       $       ---    $       ---        $       ---
 Multifamily                                                          11,611,000     18,402,000         23,664,000
 Commercial real estate                                                8,113,000      5,783,000         12,555,000
 Other                                                                    40,000         69,000            331,000
                                                                      ----------     ----------         ----------
   Total nonaccruing loans                                            19,764,000     24,254,000         36,550,000
Real estate owned ("REO")                                              2,850,000      4,313,000         10,198,000
                                                                      ----------     ----------         ----------
   Total nonaccruing assets                                           22,614,000     28,567,000         46,748,000
Performing restructured loans                                          2,459,000      7,220,000         12,795,000
                                                                      ----------     ----------         ----------

   Total nonaccruing assets and performing restructured loans        $25,073,000    $35,787,000        $59,543,000
                                                                     ===========    ===========        ===========

Accruing single family loans more than 90 days past due              $ 3,936,000    $ 4,565,000        $ 3,747,000

Percent of Total Assets:
 Nonaccruing assets                                                        1.01%          1.32%              2.46%
 Nonaccruing assets and performing restructured loans                      1.12%          1.66%              3.13%
Ratio of reserve for possible losses to nonaccruing loans                    94%            72%                49%

At June 30, 1997, the dollar amount of the Company's nonaccruing loans and REO after chargeoffs was $22,614,000 compared to $28,567,000 at December 31, 1996 and $46,748,000 at December 31, 1995.

On January 17, 1994, the Northridge earthquake struck the Los Angeles area, causing significant damage to the freeway system and real estate values throughout the area. The Company's loans secured by low to moderate income multifamily properties were primarily affected by this event, either by direct property damage, loss of tenants, or economic difficulties resulting from lower rental revenues and higher vacancies. Certain earthquake affected loans remain on nonaccrual status because of uncertainty about their ultimate collectability, even though the loans may have been paying for twelve months or more. In 1995 and 1996, the Company has experienced increased delinquencies, additional loan loss provisions and higher partial loan chargeoffs as a result of this substantial natural disaster. During the first six months of 1997, only one new loan in the Company's loan portfolio secured by properties in Los Angeles County was placed on nonaccrual status. Additionally, certain loans in Northern California have been placed on nonaccrual status because of adverse changes in the borrower's condition, the property's status or the loan's terms.

-----------------------------------------------------------


The following table summarizes the changes in the Company's nonaccrual loans during the second quarter of 1997. Nonaccrual loans are segmented by major geographical region and activity.

CHANGE IN NONACCRUAL
LOANS BY REGION

                                        Los Angeles      Northern
                                           County       California          Nevada             Total
                                           ------       ----------          ------             -----

Balance March 31, 1997                $ 14,197,000      $8,719,000         $     ---        $ 22,916,000

Additions to nonaccrual loans:
 New nonaccrual loans                      449,000         180,000               ---             629,000

Deductions from nonaccrual loans:
 Chargeoffs to reserves, net              (268,000)            ---               ---            (268,000)
 Transfer to foreclosed assets            (794,000)            ---               ---            (794,000)
 Cash proceeds received                   (612,000)        (82,000)              ---            (694,000)
 Return to accrual status               (1,321,000)       (704,000)              ---          (2,025,000)
                                        ----------        --------          --------          ----------

Balance June 30, 1997                 $ 11,651,000     $ 8,113,000         $     ---        $ 19,764,000
                                      ============     ===========         =========        ============


Additions to nonaccrual loans during the second quarter of 1997 were related to one commercial real estate loan in Northern California and one apartment loan in Los Angeles County.

Deductions from nonaccrual loans during the second quarter of 1997 resulted from $268,000 of chargeoffs to the Company's reserve for possible losses, $2,025,000 of loans (four loans) were returned to accrual status and foreclosures upon one property ($794,000). Also, cash proceeds of $694,000 received during the second quarter of 1997 were used to payoff, paydown or reduce the carrying basis of nonaccrual loans. Chargeoffs on nonaccrual loans occur when the Company determines that the collateral value is reduced to other than temporary levels. Chargeoffs recorded in the second quarter of 1997 related to loans which were on nonaccrual status at March 31, 1997. While the future collateral value of these properties may change, the Company recorded chargeoffs to reduce the carrying basis of its nonaccrual loans to the estimated current collateral value, net of selling costs (See "Impaired Loans").
                    --------------

As of June 30, 1997, the amounts reported for REO, nonaccruing loans, and performing restructured loans have been reduced by previous chargeoffs of $4,274,000, $5,050,000 and $422,000, respectively.

The Company's nonaccrual loans included $12,468,000 of loans on which interest payments were received during the quarter at an average payment rate of over 10% on their written down recorded investment. As a result of the terms of these restructurings, such loans will be reported as nonaccrual loans until a satisfactory payment history is achieved and the Company believes its recorded investment in the loans is secure.

As of June 30, 1997, four loans in the amount of $2,459,000 are reported as performing restructured loans. The increase in this category from $1,142,000 at March 31, 1997 is a result of three loans in

-----------------------------------------------------------

the amount of $1,321,000 being removed from nonaccrual as a result of achieving satisfactory payment records. Additional loan modifications have been completed in 1997 and additional modifications may be entered into with the Company's borrowers in future quarters.

During the second quarter of 1997, one loan totaling $794,000 was transferred to REO. Three REO properties with a remaining March 31, 1997 book value totaling $1,369,000 were sold and the Company recovered proceeds in excess of the written down basis of these properties by $88,000. At June 30, 1997, the Company held as REO properties one apartment building and one parcel of land. The Company's policy is to attempt to resolve problem assets reasonably quickly, including the aggressive pursuit of foreclosure or other workout procedures. It has been the Company's general policy to sell such problem assets when acquired as promptly as possible at prices available in the prevailing market. For certain properties, including those acquired as a result of the Northridge earthquake, the Company has made repairs and engaged management companies to reach stabilized levels of occupancy prior to asset disposition. At June 30, 1997, the Company is actively marketing its REO properties for sale and expects to sell certain REO properties and to foreclose upon additional loans in the third quarter of 1997.

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

Since inception through June 30, 1997, the Company has experienced a relatively low level of losses on its single family loans in each of its geographic market areas. The Company's cumulative single family loan loss experience is less than 0.06% on all loans originated. For the most recent fourteen quarters from January 1, 1994 to June 30, 1997, net chargeoffs on single family loans as a percentage of average single family loans was 0.02%. As of June 30, 1997, the Company has not experienced any losses on its permanent loan portfolio secured by real estate located in the Las Vegas market. Collectively, the single family loan and Las Vegas permanent loan categories represented 72% of the Company's total loans at June 30, 1997.

As a percentage of nonaccruing loans, the reserve for possible losses was 72% at December 31, 1996 and 94% at June 30, 1997. Management's continuing evaluation of the loan portfolio and assessment of economic conditions will dictate future reserve levels. The adequacy of the Company's total reserves is reviewed quarterly. Management closely monitors all past due and restructured loans in assessing the adequacy of its total reserves. In addition, the Company follows procedures for reviewing and grading all of the larger income property loans in its portfolio on a periodic basis. Based predominately upon that continuous review and grading process, the Company will determine

-----------------------------------------------------------

appropriate levels of total reserves in response to its assessment of the potential risk of loss inherent in its loan portfolio. Management will provide additional reserves when the results of its problem loan assessment methodology or overall reserve adequacy test indicate additional reserves are required. The review of problem loans is an ongoing process, during which management may determine that additional chargeoffs are required or additional loans should be placed on nonaccrual status.

Although substantially all nonaccrual loans have been reduced to their currently estimated collateral fair value (net of selling costs) at June 30, 1997, there can be no assurance that additional reserves or chargeoffs will not be required in the event that the properties securing the Company's existing problem loans fail to maintain their values or that new problem loans arise.

The following table provides certain information with respect to the Company's reserve position and provision for losses as well as chargeoff and recovery activity for the periods indicated.

                                                           Six Months Ended                   Year Ended
                                                               June 30,                       December 31,
                                                                                   ---------------------------------
                                                                 1997                    1996               1995
                                                            --------------         --------------    ---------------
Reserve for Possible Losses:
Balance beginning of period                                  $ 17,520,000            $ 18,068,000       $ 14,355,000

Provision charged to expense                                      500,000               5,838,000         14,765,000

Chargeoffs on originated loans:
 Single family                                                         --                (302,000)           (14,000)
 Multifamily                                                     (526,000)             (6,548,000)        (9,314,000)
 Commercial real estate                                                --                (705,000)        (2,163,000)
 Commercial business and other loans                                   --                 (21,000)           (48,000)
 Construction loans                                                    --                      --           (353,000)

Recoveries on originated loans:
 Single family                                                         --                      --              3,000
 Multifamily                                                      771,000                 287,000            765,000
 Commercial real estate                                           236,000                 855,000             30,000
 Commercial business and other loans                                   --                  46,000             54,000

Acquired loans:
 Chargeoffs                                                            --                      --            (22,000)
 Recoveries                                                            --                   2,000             10,000
                                                           --------------          --------------    ---------------
Net recoveries (chargeoffs)                                       481,000              (6,386,000)       (11,052,000)
                                                           --------------          --------------    ---------------
Balance end of period                                      $  18,501,0000          $   17,520,000    $    18,068,000
                                                           ==============          ==============    ===============


Average loans for the period                               $1,949,561,000          $1,818,100,000    $ 1,591,827,000
Total loans at period end                                   1,980,364,000           1,923,449,000      1,682,263,000

Ratios of reserve for possible losses to:
 Total loans                                                         0.93%                   0.91%              1.07%
 Nonaccruing loans                                                     94%                     72%                49%
 Nonaccruing loans and performing restructured loans                   83%                     50%                37%
 Net chargeoffs (recoveries) to average loans                       (0.05%)                  0.35%              0.69%


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

In accordance with the disclosures guidelines of SFAS No. 114, the following table shows the recorded investment in impaired loans and any related SFAS No. 114 allowance for losses at June 30, 1997. An impaired loan has a specific amount of the Company's reserves (allowance for losses) assigned to it whenever the collateral's fair value, net of selling costs, is less than the Company's recorded investment in the loan, after amounts charged off to reserves are deducted. Generally, impaired loans not requiring a special allowance under SFAS No. 114 have already been written down or have a net collateral fair value which exceeds the loan balance.

--------------------------



                                                                                 Related
                                                             Recorded       SFAS No. 114
                                                        Investment in      Allowance for
                                                       Impaired Loans             Losses
                                                       --------------      -------------
Impaired loans requiring a SFAS No. 114 allowance:
 Multifamily                                              $ 1,774,000           $309,000
 Commercial Real Estate                                     1,138,000            270,000
 Other                                                         39,000              4,000
                                                          -----------           --------
                                                          $ 2,951,000           $583,000
                                                          -----------           ========

Impaired loans not requiring a SFAS No. 114 allowance:
 Multifamily                                               11,159,000
 Commercial Real Estate                                     8,113,000
                                                           ----------

                                                           19,272,000
                                                           ----------

Total                                                     $22,223,000
                                                          ===========

The $19,272,000 of loans reported as impaired loans not requiring a SFAS No. 114 allowance are classified in this manner because, as of June 30, 1997, the recorded investments in these loans have been reduced to their collateral fair value, net of selling costs, by $5,132,000 of specific chargeoffs to the Company's reserves. At June 30, 1997, the Company has designated $57,000 of its reserves to protect against contingent liabilities on certain of these impaired loans, while the ultimate amount of payment, if any, is being contested.

Total interest income recognized on loans designated as impaired for the quarter and six months ended June 30, 1997 was $173,000 and $278,000, respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the second quarter of 1997 was approximately $23,000,000.

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

Item 5.    Other Information
           -----------------

           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           A.   Exhibit 11 Statement of Computation of Earnings Per Share.

           B. On May 30, 1997, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on May 28, 1997 to the business community of its decision to no longer search for strategic alternatives that would result in the acquisition of the Company by another party. The Company also announced that its Board of Directors has increased, by up to an additional 500,000 shares, the number of shares authorized for repurchase from time to time, either on open market transactions or in block purchases.

           C. On June 23, 1997, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on June 23, 1997 to the business community of its execution of a letter of intent to acquire, through its wholly owned subsidiary First Republic Savings Bank, a 19.9% equity stake in Trainer, Wortham & Company, Incorporated of New York City, an independent investment advisory firm.

           D. On July 18, 1997, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on July 17, 1997 to the business community of its earnings for the quarter and six months ended June 30, 1997.

           E. On August 8, 1997, the Company filed a Form 8-K relating to Item 5 therein, covering the registrant's release on August 7, 1997 to the business community that its Board of Directors has increased, by up to an additional 500,000 shares, the number of shares authorized for repurchase from time to time, either on open market transactions or in block purchases.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FIRST REPUBLIC BANCORP INC.



Date:   August 13, 1997                 /s/KATHERINE AUGUST-DEWILDE
                                        ---------------------------
                                        KATHERINE AUGUST-DEWILDE
                                        Executive Vice President and
                                        Chief Operating Officer





Date:   August 13, 1997                 /s/WILLIS H. NEWTON, JR.
                                        ------------------------
                                        WILLIS H. NEWTON, JR.
                                        Sr. Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)